Form 10KSB
period 1996-12-31
ADVANCED GAMING TECHNOLGY INC
filed 1997-03-31
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                              WASHINGTON, D.C. 20549

                                    FORM 10-KSB


(Mark One)
[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

                For The Fiscal Year Ended: December 31, 1996

                                     or

[ ]     TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
          EXCHANGE ACT OF 1934

For the transition period from                    To

Commission file number    000-21991



                     ADVANCED GAMING TECHNOLOGY, INC.
               (Name of small business issuer in its charter)


          Wyoming
98-0152226
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                              Identification No.)


2482 - 650 West Georgia Street, P.O. Box 11610, Vancouver, B C    V6B 4N9
(Address of principal executive offices)                         (Zip code)

Issuer's telephone number             (604) 689-8841

Securities registered under Section 12(b) of the Act:     NONE

Securities registered under Section 12(g) of the Act:

                         Common Stock Par Value $.005
                               (Title of Class)

     Check whether the issuer: (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2) has been subject to such filing required for the past 90 days.   Yes
No  X

                                                        Total pages:   32
                                                Exhibit Index Page:    31



     Check if there is no disclosure of delinquent filers pursuant to Item
405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [ ]

State issuer's revenues for its most recent fiscal year. $ 1,155,035

     As of March 6, 1997, there were 46,508,336 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $26,900,000 computed at the average bid and asked price as of March 5, 1997.


                          DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders; (2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

          Part III - The Registrant's definitive Proxy Statement for its Annual Meeting of shareholders presently scheduled to be held in May 1997.

          Transitional Small Business Disclosure Format (check one):
Yes        ; NO     X






TABLE OF CONTENTS


Item Number and Caption                                             Page

PART I

Item  1.     Description of Business...................................      4

Item  2.     Description of Property...................................     19

Item 3.     Legal Proceedings..........................................     20

Item 4.     Submission of Matters to a Vote of Security Holders........     21

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters....    22

Item 6.     Management's Discussion and Analysis or Plan of Operations..    27

Item 7.     Financial Statements.......................................     29

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure.......................................     29

PART III

Item  9.     Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act............     30

Item 10.     Executive Compensation....................................     30

Item 11.     Security Ownership of Certain Beneficial Owners and Management 30

Item 12.     Certain Relationships and Related Transactions............     30

Item 13.     Exhibits and Reports on form 8-K..........................     30







PART I



ITEM I    DESCRIPTION OF BUSINESS



General

     Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), is engaged in the design, assembly, supply, marketing and servicing of gaming products, the core of which is its MAX Electronic Bingo Systems. The Company is also engaged in developing and establishing gaming and entertainment facilities in China and the Philippines, as well as designing and developing a wireless, hand-held bingo unit for use in the United Kingdom. In addition, the Company owns, through one of its wholly-owned subsidiaries, 178 acres of undeveloped property in Stone County, Missouri. The Company's common stock is traded on the National Association of Securities Dealers, Inc.'s (the "NASD's") OTC Bulletin Board Under the symbol "AGTI."

     The Company was incorporated pursuant to the laws of the state of Wyoming on November 20, 1963, under the name "MacTay Investment Co." On June 19, 1987, the Company changed its name to "Auto N Corporation." On April 22, 1991, the Company changed its name again to "Advanced Gaming Technology, Inc." when it acquired all of the assets and certain liabilities of Selectro Vision Ltd., a California corporation, in exchange for 1,359,000 shares of the Company's common stock, $.005 par value per share (the "Common Stock").

     The principal executive offices of the Company are located at 2482-650 West Georgia Street, P.O. Box 11610, Vancouver, British Columbia, Canada, V6B 4N9. The Company also has a distribution center in Phoenix, Arizona, a marketing office in Cleveland, Ohio, and an office in Branson, Missouri, where its real estate holdings are located.

     OPERATING LOSSES. The Company has incurred net losses of $5,629,961 and $8,983,277 for the fiscal years ended December 31, 1996 and December 31, 1995, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur significant losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

     FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company has generated minimal revenues from product distribution. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company expects that it will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

     GOVERNMENT REGULATION. The Company's operations are subject to state and local gaming laws as well as various federal laws and regulations governing business activities with Native American Tribes. The state and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class III. The Company's business will be impacted based upon how its products are ultimately classified. See "Business - - Government Regulation" and
"Business - - Native American Bingo Operations."

     RISK OF LOW-PRICED STOCKS. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity for the Company's securities may be severely adversely affected, with concomitant adverse effects on the price of the Company's securities.

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"' (generally, an individual with net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker or dealer or the transaction is otherwise exempt. A broker or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.

     LACK OF TRADEMARK AND PATENT PROTECTION. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the company to obtain its trade secrets and to imitate it products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents. See "Business - - Patents and Trademarks."

      The Company's MAX Electronic Bingo Systems products currently include three different products:

MAX (PLUS). The MAX (PLUS) Bingo System is the first proprietary electronic bingo system developed by the Company. Approximately 170 MAX(PLUS)units are currently in use in the United States.

     MAX (PLUS) is designed to increase bingo revenue at bingo halls, reduce administration costs and increase the excitement of play and the opportunity for bingo players to win. MAX (PLUS) gives players the opportunity to play electronically up to 300 bingo cards simultaneously. The maximum physical number of cards that an average bingo player can manually daub (cover) is approximately 18. The electronically operated MAX (PLUS) system keeps track of each card and gives the player the option to display on the screen those most likely to reach bingo first (6 to 300 cards at any given time). As the bingo numbers are called they can be entered manually or automatically. The manual setting keeps the players focused and feeling part of the game as if they were playing a paper-based system. The automatic setting lets the players relax and concentrate on their paper daubing, if they are playing paper as well, or eating, drinking or engaging in conversation if they are not. For the bingo hall operator, electronic bingo systems, such as the MAX (PLUS) Bingo System, may increase the revenue generated on a daily basis by allowing players to play many more cards at a time. Concession stand sales may also increase because players can consume greater amounts within the same bingo session. By generating greater gross revenues, the hall operator may be able to increase the size of the prizes awarded and thereby attract larger crowds. In addition, the MAX (PLUS) Bingo System lets the operator track necessary financial and analysis information by providing a fully integrated accounting package.

MAX (LITE). The MAX (LITE) Bingo system is the newest addition to the Company's electronic bingo product line. It is a portable, hand-held electronic bingo unit which stores up to 50 different games and allows users to play up to 300 bingo cards per game. The unit measures 12" x 9" and offers
many of the advantages of the MAX (PLUS)      system in a lightweight wireless
package, which allows players freedom of movement in the bingo hall, thus increasing the players' enjoyment and the hall operators' revenue. Approximately 300 MAX (LITE) units are currently in use in the United States.

MAX (SPEED) is a pari-mutual system which has five progressive jackpots with five different patterns for each game. A percentage of player purchases can be selected and allocated toward a jackpot, which allows a jackpot to be offered on every game. MAX (SPEED) is a high speed bingo game which can be played every 45/60 seconds. Approximately 30 MAX (SPEED) units are currently in use in the United States.

     SONIC BINGO. In addition to the products described above, the Company entered into a Letter of Intent with Sega Gaming Technology, Inc. ("Sega"), dated May 13, 1996 (the "Sega Letter of Intent"), to manufacture and test Sonic Bingo, a new fast-action electronic speed bingo game, which uses the Company's MAX (SPEED) software. The Sega Letter of Intent provides for the creation of a new corporation, to be owned sixty percent (60%) by Sega and forty percent (40% ) by the Company.

     Sonic Bingo is a high-stakes electronic speed bingo unit capable of playing multiple cards simultaneously in sixty (60) second intervals. The Sonic Bingo units will be available in various styles capable of a accommodating from 4 to 250 stations. The system is capable of being networked throughout gaming halls, cruise ships, as well as an entire city or even a country (depending upon regulatory approvals), which facilitates games involving major progressive jackpots.

     The Sonic Bingo prototype was introduced to the market at the World Gaming Show in Las Vegas held from October 1 to October 4, 1996, and is being developed for introduction in 1997.
SALES AND MARKETING

     The MAX Electronic Bingo Systems are leased to bingo halls by a network of sales representatives and distributors, some of which are employees of the Company and some of which are independent contractors. The cost to the hall operator is based on a daily lease rate per unit, which reduces the initial capital outlay of the operator. The Company's MAX Electronic Bingo Systems complement paper-based bingo halls. The Systems are modular and, consequently, as their popularity builds, additional units can be added to the systems. The Company is actively working to expand its distribution network across North America and intends to accelerate its expansion schedule as its network of distributors increases.

     TARGET MARKETS. Native American, charity, military, casino and cruise line bingo operations are considered by the Company to be prospective markets for the Company's electronic bingo systems. Currently, the Company is focusing its marketing efforts on the Native American and charity markets.

     Initially, the Company has targeted the United States and Canadian markets due to their size, proximity and familiarity. Other world markets with significant bingo operations are the United Kingdom, Australia, New Zealand and Europe. A large potential for electronic bingo also exists in Asia and Central and South America. The Company may pursue these and other international markets in the future.

     MARKET SEGMENTS.  The key segments of the bingo market are as follows:

HIGH STAKES NATIVE AMERICAN BINGO. There are presently over 200 bingo operations located on Native American reservations in the United States and Canada. The largest bingo games in the United States are believed to be run on Native American reservations. The bingo halls located on these reservations typically seat between 300 and 2,000 players. Bingo games are conducted three to seven days per week, playing up to 28 bingo sessions per week. The Company currently has approximately 130 MAX (PLUS) units and approximately 100 MAX (LITE) units in use on Native American reservations.

CHARITY BINGO. Charity bingo sessions are conducted on a regular basis by parochial, private and public schools, churches, fraternal orders, sororities, little leagues, symphony orchestras, cultural and civic organizations, auxiliaries, various clubs, synagogues, day care centers, retirement associations and most of other not-for-profit organizations across the United States and Canada. Some of these bingo operations, because of their small size or infrequency of operation, are not candidates for permanent electronic installations, although portable electronic systems may be provided to certain operations on a predetermined date and removed after completion of the session.

In many states, it is legal for a number of charities to associate with each other for the purpose of operating bingo halls. In North America, it is estimated that the majority of charity bingo is conducted in this manner. Under this concept, the association leases a suitable hall, plays bingo seven days per week, with a specific charity accepting responsibility for operations each day of the week. In the United States, this type of operation is known as a "bingo barn." The result is a bingo operation that is much more efficient than isolated charity games. All of these charity bingo operations are strong candidates for the electronic systems.

The Company currently has approximately 40 MAX (PLUS) units and approximately 200 MAX (LITE) units in use by charitable organizations.

REAL ESTATE HOLDINGS

     On June 22, 1995, pursuant to an Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. ("Branson") and certain shareholders of Branson, dated June 1, 1995 (the "Exchange Agreement"), the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to capitalize on the 178 acres of undeveloped property and has no present plans for the improvement or development of such property. However, the Company is negotiating with an entity interested in the development of a portion of it's Branson, Missouri property.

     The undeveloped property has been pledged to secure the repayment of (i) promissory notes in an aggregate principal amount of $1,339,792 bearing interest at nine percent (9%) per annum and due in July 2002, (ii) a promissory note in the principal amount of $60,812 bearing interest at ten percent (10%) per annum and due on demand (iii) a promissory note in the principal amount of $464,286 bearing interest at 3% above the Chase Manhattan prime lending rate and due in 2002 and (iv) convertible debentures in the aggregate principal amount of $946,825 bearing interest at two percent (2%) per month, compounded monthly, which are convertible into Common Stock at $.40 per share of Common Stock until December 21, 1997.

RECENT ACQUISITIONS

     PRISMS, INC. The Company entered into a Share Purchase Agreement, dated September 26, 1996 (the "Prisms Agreement"), among (i) the Company, (ii) Prisms, Inc., a North Carolina corporation ("Prisms") and (iii) the shareholders of Prisms, to acquire all the issued and outstanding shares of Prisms. The purchase price for the acquisition was $600,000, payable in 300,000 shares of the Company's Common Stock, with such shares having a deemed value of $2.00 per share (the "Acquisition shares"). Prism's primary assets are certain patents for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Electronic Bingo Systems. Prisms has invented seven (7) games under the patents (the "Patented Products") and has trademarks in place for the Patented Products.

     Pursuant to the Prisms Agreement, in the event the Acquisition Shares do not trade at a minimum average closing price of $2.00 per share as reported by the NASD for the ten (10) day trading period preceding October 1, 1997, the Company is required to issue additional shares of Common Stock so that the total value of the Acquisition shares issued is equal to $600,000. In addition, upon the receipt by the Company of $10,000 of net sales for a Patented Product, the Company is required to issue an additional 28,572 shares of Common Stock, at a deemed value of $2.00 per share, for each such Patented Product (the "Product Shares"). In the event the issued Product Shares do not trade at a minimum average closing price off $2.00 per share as reported by the NASD for a ten (10) day trading period commencing 12 months after the issuance of the Product Shares, the Company is required to issue additional shares of Common Stock so that the total value of the Product Shares is $57,144. The Company has not issued any Product Shares.

     The former Prisms shareholders are also entitled to a royalty, payable on a quarterly basis, equal to two percent (2%) of the net sale price of the products after deduction of packaging and shipping costs, allowances made for defective products, excise duties, value-added taxes or other similar taxes charged or included in the price to the customer.

     EXECUTIVE VIDEO SYSTEMS, INC. On February 9, 1995, pursuant to an Agreement of Sale between the Company and the shareholders of Executive Video Systems, Inc., a Maryland corporation ("Executive Video") which owns certain proprietary software and technology relating to the MAX Bingo Systems, the Company acquired all of the capital stock of Executive Video. The aggregate purchase price of $715,650 consisted of cash and a Promissory Note in the principal amount of $515,650 (the "Promissory Note"), plus a three percent (3%) royalty on the gross revenues from the sale or lease of MAX (PLUS) until February 9, 1998. All of the capital stock of Executive Video, as well as 250,000 shares of Common Stock of the Company, are held in escrow as security for the Promissory Note. During 1996, a total of $22,914 was paid in royalties, and the outstanding amount on the Promissory Note was $94,200 at December 31, 1996.

NATIVE AMERICAN BINGO OPERATIONS

The company currently has approximately 130 MAX (PLUS) units and approximately 100 MAX (LITE) units in use on Native American reservations in California, Maryland, Iowa, New Mexico, Oklahoma and Washington.

     THE INDIAN GAMING REGULATORY ACT. IGR Classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games such as black jack, craps and keno. Generally, Class II gaming may be conducted on Native American lands if the state in which the Native American reservation is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. See "Business - - Government Regulation."

     PROPOSED COMANCHE BINGO HALL. On December 7, 1995, the Company entered into a preliminary agreement with the Comanche Indian Tribe, a federally recognized Indian tribe with a Constitution approved by the Secretary of the Interior on January 9, 1967 (the "Comanche Tribe"), under which the Company would design, finance, contract and manage a commercial gaming enterprise (the "Enterprise").

     These arrangements are subject to approval and acceptance of the Comanche Tribe and execution of a definitive agreement (the "Definitive Agreement"). The Definitive Agreement has been prepared and is pending approval by the Comanche Tribe. Under the terms of the Definitive Agreement, the Company will receive thirty percent (30%) of the net revenues (as defined in the Definitive Agreement) of the Enterprise and the Comanche Indian Tribe will receive seventy percent (70%) of the net revenues. The Company estimates that the capital costs will be between $3.5 and $4.0 million.

     The first phase of the Enterprise entails the financing, construction, and start-up, of a building of approximately 30,000 square feet on Comanche Tribe Trust Lands near Lawton, Oklahoma. The building will house bingo, pull-tab, a snack bar, full service restaurant/bar/lounge and other operations that are permitted uses defined as "Class II Gaming" by IGR. If permitted by the Tribal-State compact entered into between the Comanche Tribe and the State of Oklahoma (the "Compact"), the building will also house off-track or pari-mutual betting. In addition, the first phase will also include space within the facility for a Comanche tribal museum/cultural center of up to 5,000 square feet. The second phase of the project will entail renovating and/or expanding the facility, and following the implementation of "Class III gaming," as defined by IGR, the possible introduction of entertainment at the
facility and slot machine operations, keno, blackjack, poker,   or any other
gaming allowed under the Compact.

     Under the Definitive Agreement, the Company will be responsible for the day-to-day operation of the Enterprise, including the hiring, management, training and dismissal of all employees, maintenance of books and records and negotiation of contracts. The Definitive Agreement contemplates the Company and another approved lender providing the financing for the Enterprise in the form of two secured loans to the Comanche Indian Tribe. The terms of the loans will be negotiated upon approval of the Definitive Agreement by National Indian Gaming Commission (the "NIGC").

     The Company is awaiting the approval of the Definitive Agreement by the NIGC. In addition, the Company and its executive officers must be licensed to operate the Enterprise pursuant to the Tribe's Gaming Ordinance. There is no assurance that such approval and licenses will be obtained. Once the Definitive Agreement has been executed, the requisite licenses have been obtained and the various conditions have been satisfied, the Company believes it will take approximately twelve (12) months to construct and set up both phases of the operation.

CHARITY OPERATIONS

     The Company currently has approximately 40 MAX (PLUS) units and approximately 200 MAX (LITE) units in use by charitable organizations in California.

PROPOSED OPERATIONS IN CHINA

     GAOMING CITY, GUANGDONG, CHINA. In February 1995, the Province of Guangdong, China granted a business license and certificate of approval for the formation of a joint venture between the Company and Gaoming City Santian Economic Development Company, a company affiliated with the City of Gaoming, Guangdong, China ("Santian") to manufacture and sell in China a variety of electronic gaming machines, including the Company's electronic bingo products. The Company will own eighty percent (80%) of the joint venture and Santian will own twenty percent (20%). Pursuant to the joint venture agreement, the Company will contribute the technology and, in conjunction with a major gaming manufacturer, will design and build the manufacturing facilities and provide $5,000,000 in start-up capital. The Company is currently searching for a major gaming manufacturers to pursue this project and to provide the financing. Santian will contribute a twenty (20) acre parcel of land for the manufacturing plant, offices in Gaoming City and provide skilled labor, sales coordination and will acquire the necessary development permits, zoning approvals and other required permits and approvals. A finder's fee of 500,000 shares of the Company's Common Stock was paid to a party in Hong Kong to facilitate securing of the license and joint venture.

     ENTERTAINMENT CENTERS. In August 1996, Palace Entertainment Limited, a wholly-owned subsidiary of the Company organized under the laws of the British Virgin Islands ('Palace Entertainment"), entered into a joint venture agreement (the "'Hainan Bosun Joint Venture Agreement") with Hainan Bosun Tourism & Amusement Co. Ltd., a company organized under the laws of China ("Hainan Bosun") in Connection with the operation of a 23 seat Royal Ascot Horse Racing Machine (the "Royal Ascot Unit") in Haikou, Hainan Island,
China. Under the Hainan Bosun Joint Venture Agreement, Palace Entertainment is to provide the Royal Ascot unit and is responsible for the operation, maintenance and repair of the machine as well as the hiring of personnel to operate the machine. Hainan Bosun is responsible for providing certain licenses and permits required for the operation and certain other costs and expenses. Palace Entertainment will receive sixty percent (60%) and Hainan Bosun will receive forty percent (40%) of the revenues (or losses) derived from the Royal Ascot Unit, after deduction of certain expense. The Hainan Bosun Joint Venture Agreement terminates in August 1999.

     The Company purchased the Royal Ascot Unit from Sega Pursuant to a Purchase, Finance and Security Agreement, dated February 21, 1996 (the "Sega
Purchase Agreement").     .

     In January 1996, the Company entered into a joint venture agreement (the "Hainan Xin Joint Venture Agreement") with Hainan Xin Dao Trading Limited ("Hainan Xin") in connection with the operation of 150 slot/entertainment machines (the "Slot Machines") in Haikou, Hainan Island, China. Under the Hainan Xin Joint Venture Agreement, the Company is responsible for providing the Slot Machines and working capital as well as managing the Slot Machines. Hainan Xin is responsible for providing certain licenses and permits required for the operation. The Company will receive thirty two percent (32%) and Hainan Xin will receive sixty-eight percent (68%) of the net profits.

     Currently, neither of these centers is operational due to the periodic nationwide clean up of various black market activities, prostitution and gambling. This clean up campaign ended at or about the end of July 1996, and entertainment centers, such as the centers described above, which are not considered gambling and therefore are legal, are gradually beginning to re-open and new licenses are currently being issued. The Company is cautiously optimistic that both of the entertainment centers described above will be operational in the near future.

     Y.K.L. CORPORATION. Due to delays caused aby the nationwide clean up in China, the Company entered into a Letter of Agreement, dated December 17, 1996 (the "Letter Agreement"), with Y.K.L. Corporation, a company organized under the laws of the Philippines ("Y.K.L."), pursuant to which Y.K.L. has agreed to lease, for a period of 120 days commencing on the date of installation, 25 of the Company's Slot Machines, which were originally to be used in the Hainan Xin Joint Venture, for use on Y.K.L.'s luxury ocean liners. Under the Letter Agreement, the Company will receive seventy percent (70%) of the gross revenues, after payment of winnings, generated by the slot machines.

PROPOSED OPERATION IN THE PHILIPPINES

     PASAY. The Company is pursuing approvals to import and operate slot machines in the City of Pasay. The City of Pasay has drafted an ordinance designating the Company as a licensed gaming operation and a request from the Mayor of Pasay has gone to the President of the Philippine's office seeking permission to enact this ordinance under the Charter of the City of Pasay. The Company is cautiously optimistic that the President will approve the ordinance. The initial license fee is $400,000.

POLITICAL, LEGAL, ECONOMIC AND OTHER UNCERTAINTIES IN DEVELOPING COUNTRIES

GENERAL.

     The Company's proposed operations in China are subject to political instability and government regulations relating to the gaming industry and foreign investors. Any changes in regulations or shifts in political conditions are beyond the control of the Company and may materially adversely affect its business. Corporations are affected in varying degrees by government regulations with respect to restrictions on production of sales, price controls, import/export controls, income tax, expropriation of property and environmental legislation. Operations may also be materially affected by political and economic instability, economic or other sanctions imposed by other countries, terrorism, civil wars, guerrilla activities, military repression, crime, extreme fluctuations in currency exchange rates and inflation. The stability of China and the Philippines may make it more difficult for the Company to attain any required project financing from lending institutions or private funding sources because such lending institutions or private funding sources may be unwilling to finance projects in these countries due to the investment risk.

DOING BUSINESS IN CHINA

     JOINT VENTURES IN CHINA. Joint ventures between Chinese and foreign parties in China take two basic forms: equity joint ventures ("Equity JV's") and cooperative joint ventures ("Cooperative JV's"). Such entities are governed by the Law of the People's Republic of China on Joint Ventures Using Chinese and Foreign Investment and the Law of the People's Republic of China on Chinese and Foreign Cooperative Joint Venture Enterprises, respectively,
and implementing regulations related   thereto.

     An Equity JV is a distinct legal entity established and registered as a limited liability corporation. The parties to an Equity JV have rights in the returns of the joint venture in proportion to their respective joint venture interests. The operations of Equity JV's are subject to a number of laws and regulations governing such matters as registered capital, capital distributions, accounting, taxation, foreign exchange, labor and liquidation. Transfer of an interest in an Equity JV requires both government approval and agreement among the parties. In addition, the parties in an Equity JV cannot recover their investment of registered capital until the expiration of the term of the joint venture.

     A Cooperative JV may be structured as a legal entity similar to a partnership or as a limited liability company. Cooperative JV's allow more flexibility in arrangements among the parties. For example, the rights of a party to a Cooperative JV in it profits need not correspond to its relative capital investment in the venture. Cooperative JV's are subject to many of the same laws and regulations as Equity JV's governing such matters as registered capital, accounting, taxation, foreign exchange, labor and liquidation. Transfer of an interest in a Cooperative JV also requires both government approval and agreement among the parties.

     RESTRICTIONS ON FOREIGN CURRENCY EXCHANGE. In order to meet foreign currency obligations and remit dividends to foreign owners, a joint venture operating in China must convert a portion of its funds from the Chinese currency, the Renminbi (the "RMB"), to other currencies. Because China controls its foreign currency reserves, RMB earnings within China cannot be freely converted into foreign currencies except with government permission and at institutions, such as the People's Bank of China. In the event of shortages of foreign currencies, joint ventures may be unable to convert sufficient RMB into foreign currencies to enable them to comply with their foreign currency payment obligations or to make distributions to equity holders located outside of China.

     The laws and regulations of China provide that only accounting profits after payment of taxes, provision for losses for prior years and contributions to special funds (for enterprise expansion, employee welfare and bonuses and a general reserve), are available for dividend distribution to the partners of a joint venture.

     VOLATILITY OF EXCHANGE RATES. There has been significant volatility in the exchange rates of RMB to U.S. Dollars in the recent past and future exchange rates may also experience significant volatility.

     ENVIRONMENTAL REGULATION. The Company's proposed operations in China will be subject to central, provincial and local environmental protection laws and regulations, which currently impose a uniform fee on industrial wastewater discharges and a graduated schedule of pollution fees for the discharge of waste substances in excess of applicable standards, require the payment of fines for violations of laws, regulations or decrees and provide for the possible closure by the central, provincial or local government of any facility which fails to comply with orders requiring it to cease or cure certain activities causing environmental damage.

PROPOSED OPERATIONS IN THE UNITED KINGDOM

     The Company entered into a Leasing and Service Agency Agreement, dated September 15, 1996 (the "Service Agency Agreement") with the Edward Thompson Group, a privately held corporation established in 1867 and organized under the laws of the United Kingdom ("Edward Thompson"). Edward Thompson has been producing bingo tickets since 1957 and, the Company believes, is the leading manufacturer and supplier of bingo paper and related products in the United Kingdom.

     The Service Agency Agreement requires the Company to use its best efforts to engineer, manufacture, design and develop a wireless electronic hand-held bingo unit named PartiMAX ("PartiMAX") for the United Kingdom bingo market. Under the Service Agency Agreement, Edward Thompson is responsible for, among other things, the marketing, leasing, installation, training, customer service, repair service, warranty and maintenance service of PartiMAX, and for all administration and collection costs. Edward Thompson is also responsible for obtaining all necessary United Kingdom government approvals required for the sale of PartiMAX in the United Kingdom.

     Under the Service Agency Agreement, until the aggregate revenue received by the parties equals the lesser of 500,000 pounds sterling or the Company's documented cost of the design, engineering and development of PartiMAX, Edward Thompson will receive (40%) and the Company will receive (60%) of the gross revenues generated from the leasing, installation and maintenance of PartiMAX in the United Kingdom, and thereafter, both parties will receive fifty percent (50%) of the gross revenues. The Company has not received any revenues to date in connection with the Service Agency Agreement.

     The Company unveiled a prototype of the PartiMAX unit at the International Casino Exhibition Show which was held in London, England in late January 1997.

PARTICIPATION AGREEMENT WITH FORTUNE ENTERTAINMENT CORPORATION

     The Company entered into an Agreement, dated July 17, 1996 (the "Participation Agreement"), with Fortune Entertainment Corporation, a company organized under the laws of the Bahamas ("Fortune Entertainment"), under which Fortune Entertainment has the right to receive a participating interest in the Company's various international businesses (China, Philippines and United Kingdom) as well as having the option to provide funding for the Company's MAX(LITE) handset on a lease basis.

     Under the Participation Agreement, Fortune Entertainment acquired or has the right to acquire the following interests:

Upon receipt by the Company of $2,000,000 with respect to the Company's gaming projects in China, a fifty percent (50%) interest in the Company's interest in the Company's gaming projects in China for $250,000 to be paid to the Company. Fortune Entertainment is also entitled to acquire a fifty percent (50%) interest in each additional slot parlor project in China by payment of $250,000 with respect to each such project. Fortune Entertainment will be required to pay its pro rata share of the expenses and liabilities of the project. Fortune Entertainment is also entitled to appoint one representative to the board of directors of each joint venture for every two directors appointed by the Company. See "Business - - Proposed Operations in China."

The right to acquire twenty five (25%) of the Company's interest in each slot machine in the City of Pasay, Philippines, for $250. Fortune Entertainment will also receive a minimum of twenty percent (20%) in the complete City of Pasay project upon the receipt of the Company of an aggregate of $1,000,000 with respect to the slot machines. See "Business - - Proposed Operations in the Philippines."

The right to participate in the revenues received from the leasing of the first 3,000 MAX(LITE) handsets. Fortune Entertainment paid $1,000,000 in two separate payments, in exchange for the right to receive $1.25 per day per MAX(LITE) handset during the first year, $.75 per day per MAX(LITE) handset during the second year and $.25 per day per MAX(LITE) handset during the third and fourth years, based upon a 6-day week and 52 week year. See "Business - - Products."

The right to acquire up to a fifteen percent (15%) carried interest in the Company's bingo projects currently being developed in the United Kingdom for $600,000 to be paid to the Company. Fortune Entertainment must pay its pro rata share of the costs and liabilities of the United Kingdom bingo projects. On October 31, 1996, Fortune Entertainment exercised its right and paid the Company $600,000.

The right to acquire an 18.75% interest in the Company's interest in the development of the Sega Sonic Bingo game in exchange for $7,50,000 to be paid on or before September 30, 1996, of which $390,000 was paid to the Company on September 30, 1996. The Company and Fortune Entertainment are currently negotiating the terms with respect to an extension of the exercise date and payment terms.

The right to acquire a fifty percent (50%) interest in the Company's interest in the Sega Royal Ascot Horse Racing Machine for approximately $375,000 for every unit installed. See "Business - - Proposed Operations in China - - Entertainment Centers."

     If Fortune Entertainment exercises all of its rights under the Participation Agreement, the Company will receive approximately $5,725,000 for participating in the various ventures of the Company. As at December 31, 1996, Fortune Entertainment had provided the Company with $990,000.

GOVERNMENT REGULATION

     In the United States, bingo is a legal gambling enterprise in the District of Columbia and all states, except Utah and Hawaii. In 46 of those states, it must be operated either by, or in association with, a not-for-profit organization. The two states where it may be played under private ownership for profit are Nevada and certain parts of Maryland. In any of the 48 states where bingo and other forms of gaming are legal, bingo may be played on tribal lands under tribal ordinance and with licensing approval by the tribes without state regulation.

     In each of the states where bingo is legal, the opening and operation of a game requires a license. In other states licensing is controlled at the state level. In some states it is controlled and issued at the local level. Some states have formed and maintain formal gaming commissions. In several states, the gaming commissions require that distributors, manufacturers and suppliers of bingo products and equipment as well as their sales representative obtain licenses. State regulations may limit the amount of revenues which the Company can generate by limiting the number of sessions, revenues per session, number of locations which may be operated, or other matters. The application for administrative approval by the Nevada Gaming Control Board to market and operate the Company's electronic bingo systems was filed to obtain access to the Nevada market. The Company has also submitted applications for licenses in several states where it expects to conduct business.

     The state and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected.

     Currently, the Company is leasing the majority of its products to casinos and bingo halls operated by Native Americans. Under IGR certain types of gaming activities are classified as Class I, Class II or Class III. Class I gaming includes traditional Native American Social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull-tabs, lotto, punch boards, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games such as black jack, craps and keno.
Generally, Class II gaming may be conducted on Native American lands if the state in which the Native American reservation is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. The Company's business will be impacted based upon how its products are ultimately classified.

     No assurances can be given that any of the Company's contracts will be renewed upon the expiration of their term or that, if renewed, the terms and conditions thereof will be favorable to the Company, nor can any assurances be given that a tribe or tribes will not cancel any of such agreements prior to expiration of their stated term. A failure to renew such contracts upon terms favorable to the Company or the cancellation of a significant number of such contracts would have a material adverse effect upon the Company's business and results of operations.

COMPETITION

     The fixed-base electronic bingo system market is presently an established niche market in the bingo industry, but the portable electronic bingo market has yet to be penetrated to any significant degree. The Company believes it is well positioned to be one of the most advanced video style, fixed-base bingo product and state-of-the-art portable electronic bingo systems.

     The Company believes it has approximately five main competitors, most of which have substantially greater financial, marketing and technological resources than the Company. In addition, since electronic bingo comprises only a very small segment of the industry, it is conceivable that there will be new products and new companies entering this area of business. Notwithstanding this, the Company's management is of the opinion that with its constant upgrading of its product and introduction of new products, the Company will be able to attain a meaningful share of this relatively untapped market.

PATENTS AND TRADEMARKS

     The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the Company to obtain its trade secrets and to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.

EMPLOYEES

     As of March 5, 1997, the Company had 30 full-time employees, none of whom is represented by an labor union.







ITEM 2.    DESCRIPTION OF PROPERTY




     The Company's principal executive offices are located in Vancouver, British Columbia, Canada. In addition, the Company has a distribution center in Phoenix, Arizona, a marketing office in Cleveland, Ohio and an office in Branson, Missouri, where its real estate holdings are located. The Company believes that such facilities are adequate to the Company's needs for the foreseeable future.

     Pursuant to lease dated March 13, 1995 and amended February 22, 1996 (the "Vancouver Lease"), the Company leases approximately 4,252 square feet in Vancouver, British Columbia for its principal executive office. The annual base rent under the Vancouver Lease is CDN $34,788. The Vancouver Lease expires on March 31, 2000.

     Pursuant to a lease dated July 1, 1996 (the "Phoenix Lease"), the Company occupies 4,160 square feet as its showroom and distribution center in approximately $28,595. The Phoenix Lease expires June 30, 1999.

     Pursuant to a lease, dated May 31, 1996 (the "Westlake Lease"), the Company leases approximately 781 square feet in Westlake, Ohio. The annual base rent under the Westlake Lease is $10,934. The Westlake Lease expires May 31, 1997.

     The Company's wholly-owned subsidiary, River Oaks Holding, Inc. ("River Oaks"), leases approximately 900 square feet in Branson, Missouri pursuant to an Office Space Lease dated November 1, 1996 (the "Branson Lease"). River Oaks pays $300 per month rent under the Branson Lease. The Branson Lease expires April 30, 1997.

     On June 22, 1995, pursuant to the Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to capitalize on the 178 acres of undeveloped property and has no present plans for the improvement or development of such property. However, the Company is negotiating with an entity interested in the development of a portion of it's Branson, Missouri property.

     The undeveloped property has been pledged to secure the repayment of (i) promissory notes in an aggregate principal amount of $1,339,792 bearing interest at nine percent (9%) per annum and due in July 2002, (ii) a promissory note in the principal amount of $60,812 bearing interest at ten percent (10%) per annum and due on demand, (iii) a promissory note in the principal amount of $464,286 bearing interest at three percent (3%) above the Chase Manhattan prime lending rate and due in 2002 and (iv) convertible debentures in the aggregate principal amount of $946,825 bearing interest at two percent (2%) per month, compounded monthly, which are convertible at $.40 per share of Common Stock until December 21, 1997.


ITEM 3.   LEGAL PROCEEDINGS



     In addition to ordinary routine litigation incidental to its business operation, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

     Braintech, Inc. ("Braintech") filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech is claiming damages in the amount of $200,000, plus interest of ten percent (10%) per annum, and costs. The Company has filed a statement of defense and opposed a motion for summary judgment.

     In January 1996, Tierra Corporation ("Tierra") commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc. ("River Oaks") defaulted on a promissory note. Judgments sought in the principal amount of $74,105, plus interest since October 18, 1995, at 10% per annum. An answer has been filed on behalf of River Oaks averring that Tierra has not performed conditions precedent to assessing any deficiency and that no accounting regarding the disposition of security for such note has been provided and, in addition, a counter claim asserting Tierra disposed of stock collateral in a commercially unreasonable manner. Preliminary discovery has occurred but no depositions have been taken.

     In February 1996, P.D.I., LLC, a Missouri limited liability company ("PDI") commenced an action in the Circuit Court of Stone County Missouri, claiming breach of an agreement to construct a sewage treatment facility for which damages are claimed, including alternative site development and attorney fees. In response, the Company and River Oaks have counterclaimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment facility and the permit application for construction approval by the Missouri Department of Natural Resources. Moreover, a claim has also been made by River Oaks and the Company that subsequent development attempted by PDI has encroached upon property development belonging to River Oaks and the Company without right to do so, including damages for disruption resulting therefrom.

     In April 1996, Larry Newman ("Newman") commenced a mechanics' lien in the Circuit Court of Stone County, Missouri, seeking $177,282, plus interest, for excavation work performed during the period between July 19, 1995 to September 25, 1995 on a road across the River Oaks development in Stone County. Thereafter, on or about June 24, 1996, Jack L. Holt ("Holt") filed a similar petition in the Circuit Court of Stone County, Missouri, claiming a mechanics' lien for engineering and land surveying during the period May 16, 1995 to July 4, 1995 for a road across the River Oaks development property in the amount of $9,610, plus interest. The Holt case has now been consolidated in the case originally filed by Newman. The Company has filed a counterclaim alleging Newman and Holt extended the road beyond the boundaries of the River Oaks development property onto land owned by Sunset Cove, Ltd., a Missouri corporation. The court has since ordered Sunset Cove, Ltd. joined as a party needed for just adjudication. Discovery has not yet commenced.

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"), filed a patent infringement claim against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs.





ITEM 4.  SUBMISSION OF MATTERS TO A
VOTE OF SECURITY HOLDERS




No matters were submitted to a vote of security holders during the quarter ended December 31, 1996.
















PART II





ITEM 5.  MARKET FOR COMMON EQUITY AND
RELATED STOCKHOLDER MATTERS



     MARKET INFORMATION. The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "AGTI." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

     Year                          Period               Low          High

     1995                          First Quarter        $1.44         $2.56
                                   Second Quarter         .69          1.69
                                   Third Quarter          .28          1.13
                                   Fourth Quarter         .16           .44
     1996                          First Quarter          .25           .99
                                   Second Quarter         .64          2.19
                                   Third Quarter          .99           1.61
                                   Fourth Quarter         .49           1.26

     DIVIDENDS. The Company has never declared or paid any cash dividends. It is the present policy of the Company to retain earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of February 28, 1997 was 290.

     RECENT SALES OF UNREGISTERED SECURITIES.

     The following sets forth certain information regarding sales of, and other transactions with respect to, securities of the Company issued within the past three years, which sales and other transactions were not registered pursuant to the Securities Act of 1933, as amended (the "Securities Act"). Unless otherwise indicated, no underwriters were used in such transactions.

     On August 23, 1994, the Company issued 500,000 shares of Common Stock to a non-U.S. resident in an offshore transaction as a finder's fee in connection with the securing of the license and joint venture in the City of Gaoming, Guangdong, China. The shares were issued pursuant to the exemption afforded by Regulation S under the Securities Act. See "Business - - Proposed Operations in China."

     On June 22, 1995, pursuant to the Branson Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for the issuance of 5,999,820 shares of the Company's Common Stock to the shareholders of Branson, of which 3,423,720 were issued pursuant to the exemption afforded by Regulations S under the Securities Act and 2,576,100 were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act.

     In December 1995, the Company issued 6,666,666 shares of Common Stock to Paragon Holdings Ltd, a corporation registered in the Bahamas, at a price of $.15 per share for net proceeds to the Company of $1,000,000. The shares were issued in reliance upon the exemption afforded by Rule 504 of Regulation D of the Securities Act.

     In December 1995, the Company issued a convertible promissory note (the "December 1995 Note") in the principal amount of $70,000 to a non-U.S. resident in an offshore transaction for net proceeds to the Company of $70,000. The December 1995 Note was converted into 100,000 shares of Common Stock. The December 1995 Note and the shares issued upon conversion were issued pursuant to the exemption afforded by Regulations S under the Securities Act.

     Pursuant to a Subscription Agreement, dated December 20, 1995, the Company sold to S.D.A. List Brokers, Inc., a company organized under the laws of Bermuda (the "Purchaser"), 600 Convertible Debenture Units, with 450 issued on December 20, 1995 and 150 issued on January 19, 1996 for an aggregate purchase price of $600,000. Each Convertible Debenture Unit is comprised of a convertible debenture (the "Convertible Debenture") in the principal amount of $1,000 and 3333.33 transferable and detachable warrants to purchase shares of the Company's Common Stock (the "Warrants"). The Purchaser is also entitled to a bonus payment of $150,000 per year payable each December 20th of 1996, 1997, 1998 and 1999. The bonus payment for 1996 was not paid by the Company and was added to the principal amount owed to the Purchaser. The Convertible Debentures bear interest at the rate of two percent (2%) per month, compounded monthly, and are convertible at a conversion price of $.40 per share of Common Stock until December 20, 1997. The Warrants are exercisable until December 21, 1997 at an exercise price of $.40 per share of Common Stock. The Purchaser has the option to acquire an additional 1,000 Convertible Debenture Units. The Convertible Debenture Units, including the Convertible Debentures and Warrants were issued pursuant to the exemption afforded by Regulations S under the Securities Act.

     On June 22, 1995, pursuant to the Branson Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for the issuance of 5,999,820 shares of the Company's Common Stock to the shareholders of Branson, of which 3,423,720 shares were issued pursuant to the exemption afforded by Regulations S under the Securities Act and 2,576,100 shares were issued pursuant to the exemption afforded by Section 4 (2) of the Securities Act.

     On September 26, 1996, the Company entered into an Agreement with Prisms, Inc., a corporation organized under the laws of the State of North Carolina, to acquire all the issued and outstanding shares by the Company issuing 300,000 shares of Common Stock of the Company. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act. See "Business - - Recent Acquisitions - - Prisms, Inc."

     River Oaks Resorts and Country Club, Inc. and the Company borrowed $1,125,000 from Transworld Capital Ltd., a limited liability company organized under the laws of the Cayman Islands ("Transworld") pursuant to a promissory note dated December 10, 1994 in the principal amount of $1,125,000 (the "Transworld Note"). In June 1995, River Oaks, the Company and Transworld agreed to amend the promissory note pursuant to which Transworld was issued 608,000 shares of the Company's Common Stock and a promissory note in the amount of $500,000 by River Oaks and the Company to Transworld in exchange for cancellation of the Transworld Note. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act.

     In January 1996, the Company issued an aggregate of $500,000 in convertible promissory notes (the "January 1996 Notes") and warrants (the "January 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $500,000. The January 1996 Notes are interest bearing, at the United States Base Rate and are all due in July 1997. At January 9, 1997, the United States Base Rate was 8.5%. The January 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.25 per share. The January 1996 Warrants have an exercise price of $.50 per share and are exercisable until July 1997. The Company relied upon the exemption from registration afforded by Regulation
S. Robert Hand received a finder's fee of $50,000 for placing certain of the January 1996 Notes in the form of a convertible promissory note (the "Hand Note") bearing interest, unless converted, at the United States Bank Prime Rate. The Hand Note is convertible until July 1997 at the option of the holder into shares of Common Stock of the Company at a conversion price of $.25 per share. The Company relied upon the exemption afforded by Regulation S of the Securities Act for the issuance of the Hand Note.

     The Company also issued in January 1996 a convertible promissory note in the principal amount of $250,000 (the "8.5% January 1996 Note") to a non-U.S. resident in an offshore transaction for net proceeds to the Company of $250,000. The 8.5% January 1996 Note bears interest at 8.5% per annum and is due on January 20, 1997. The Company is currently negotiating an extension of the 8.5% January 1996 Note. The 8.5% January 1996 Note is convertible into 781,250 shares of the Company's Common Stock at a conversion price of $.32 per share. The Company relied upon the exemption from registration afforded by Regulation S under the Securities Act.

     The Company also issued in February 1996 a convertible note in the principal amount of $200,000 (the "February 1996 Note") and warrants (the "February 1996 Warrant") to a non-U.S. residents in an offshore transaction for net proceeds to the Company of $200,000. The February 1996 Note, unless converted, bears interest at the rate of the United States Base Rate and is due in February 1997. The February 1996 Note is convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The February 1996 Warrant has an exercise price of $.80 per share and is exercisable until February 1997. The Company relied upon the exemption from registration afforded by Regulation S.

     In April 1996, the Company issued an aggregate of $780,700 in convertible notes (the "April 1996 Notes") and warrants (the "April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $745,000. The April 1996 Notes, unless converted, bear interest at U.S. bank prime rate and are all due in April 1997. The April 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The April 1996 Warrants have an exercise price of $.70 per share and are exercisable until April 1997. The Company relied upon the exemption from registration afforded by Regulations S with respect to the issuance of the April 1996 Notes. Kimbell Holdings Limited, a Wyoming Corporation, received a finder's fee of $35,700 for placing certain of the April 1996 Notes in the form of a convertible promissory note (the "Kimbell Note") bearing interest, unless converted, at the United States Bank Prime Rate. The Kimbell Note is convertible until May 15, 1997 at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act for the issuance of the Kimbell Note.

     The Company also issued an aggregate of $50,000 in convertible notes (the "12% April 1996 Notes") and warrants (the "12% April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $50,000. The 12% April 1996 Notes, unless converted, bear interest at the rate of 12% per annum and are due in April 1997. The 12% April 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The 12% April 1996 Warrants have an exercise price of $.80 per share and are exercisable until April
1997. The Company relied upon the exemption from registration afforded by Regulation S.

     In May 1996, the Company issued an aggregate of $450,000 in convertible notes (the "May 1996 Notes") and warrants (the "May 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $450,000. The May 1996 Notes, unless converted, bear interest at the United States Bank Prime Rate and are all due in May 1997. The May 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.00 per share. The May 1995 Warrants have an exercise price of $1.30 per share and are exercisable until May 1997. The Company relied upon the exemption from registration afforded by Regulation S. Robert Taylor received a finder's fee of $45,000 for placing certain of the May 1996 Notes in the form of a convertible promissory note (the "Taylor Note") bearing interest, unless converted, at the United States Bank Prime Rate. The Taylor Note is convertible until May 13, 1997 at the option of the holder into shares of Common Stock of the Company at a conversion price of
$1.00 per share.   The Company relied upon the exemption afforded by
Regulation S of the Securities Act for the issuance of the Taylor Note.

     The Company also issued in May 1996 four convertible notes for an aggregate of $755,000 in (the "May 1996 U.S. Notes") and net proceeds to the Company of $755,000. The May 1996 U.S. Notes, unless converted, bear interest at the United States Bank Prime Rate and are all due in May 1997. Three of the four May 1996 U.S. Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.20 per share and one is convertible at the conversion price of $1.50 per share. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act.

     The Company issued in August 1996 two convertible promissory notes in the aggregate principal amount of $125,000 (the "August 1996 Notes") for net proceeds to the Company of $125,000. The August 1996 Notes bear interest at the United States Bank Base Rate and are due in August 1997. The August 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one share for every $.75 of the August 1996 Notes. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act.

     The Company issued in September 1996 two convertible promissory notes in the aggregate principal amount of $254,545.45 (the "September 1996 Notes") for net proceeds to the Company of $254,545.45. The September 1996 Notes bear interest at the United States Bank Base Rate and are due in September 1997. The September 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one and one-third (1 1/3) shares for every $1.00 of the September 1996 Notes. The Company relied upon the exemption afforded by Regulation S of the Securities Act.

     The claims of the Section 4 (2) exemptions for the shares of Common Stock of the Company are based upon the fact that (a) such sales were made to a limited number of knowledgeable and informed investors who are believed to of had, or to have had access to, such information about the Company as was necessary to make an informed investment judgment, (b) the shares were acquired for investment and with no view to distribution to the public and (c) the certificates representing the shares bear legends which call attention to restrictions on the distribution of the shares.

     The claims of the Regulation S exemption for the shares of Common Stock of the Company are based upon the fact that (a) the purchasers were not U.S. persons (as defined by Regulation S) and were outside the United States at the time the buy was originated, (b) neither the Company nor any of the Company's affiliates, nor any person acting on behalf of them, made any directed selling efforts in the United States and (c) the certificates representing the shares bear legends which call attention to restrictions on the distribution of the shares.



ITEM 6.  MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS



MANAGEMENT'S DISCUSSION AND ANALYSIS
OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

GENERAL

     The following discusses the financial position and results of operations of the Company and its consolidated subsidiaries, Executive Video Systems, Inc.; Branson Signature Resorts, Inc.; River Oaks Resort & Country Club, Inc.; Branson Bluffs Resorts, Inc.; Allied Resorts, Inc.; and Prisms, Inc. The Company acquired Executive Video Systems, Inc. on February 9, 1995 and Branson Signature Resorts, Inc. and its wholly-owned subsidiaries on June 22, 1995, Prisms, Inc. was acquired on September 26, 1996. These acquisitions are
accounted for under the purchase method of accounting.   Refer to Note 14 in
the Notes to Consolidated Financial Statements and Part I Description of Business for a further explanation of the acquisitions.

     The Company has incurred net losses of $5,629,961 and $8,983,277 for the fiscal years ended December 31, 1996 and 1995, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur significant losses in the near future. The Company's operations are subject to numerous risks associated with establishing any new business, including unforseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

RESULTS OF OPERATIONS

1996 Compared to 1995

     On November 17, 1995, the Company disposed of the Branson resort property by forfeiture to the mortgage holder. See "Business - - Real Estate
Holdings"
and "Description of Property." The Company is currently attempting to capitalize on the 178 acres of undeveloped property owned by Branson Signature Resorts, Inc. and has no present plans for the improvement or development of such property. Effective November 17, 1995, the Company discontinued the resort property management and restaurant operations segment and closed down Buckhorn Restaurant & Lodge; Branson Bluffs Resorts, Inc.; and River Oaks Resorts & Country Club, Inc. For the approximate eight month period that the resort property management and restaurant segment were in operations, the subsidiaries generated $88,900 in revenues, with a cost of goods sold of $32,200, resulting in a gross margin of $56,700. The resort and restaurant segment had selling, general, and administrative costs of $176,200, interest expense of $21,200 and net loss on disposal of assets of $3,011,910.

     The gaming segment provided the net loss from continuing operations of $5,629,961 in 1996 compared to a loss of $5,887,773 in 1995. Revenues from continuing operations for 1996 were $1,155,035, an increase of 302% from 1995. The increase is primarily the result of new products and joint venture revenues.

     Cost of sales increased $215,700 in 1996 and represented 24.4% of revenues versus 17.4% in 1995. This increase in cost as a percent of sales was primarily due to the change in mix of revenues with the introduction of new products.

     Selling, general, and administrative expenses increased by $432,000. However, as a percent of sales this represents a decrease in 1996 compared to 1995.

     Research and development expenses decreased $489,000 over the prior year as a result of completing the development of several of the new products.

INFLATION AND REGULATION

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices due in part to the highly capital intensive nature of the majority of the business of the Company thereby reducing the chances of competition providing for sales price reductions while inflation in the costs are more likely to be passed through to the customer.

     The Company's operations are subject to state and local gaming laws as well as various federal laws and regulations governing business activities with Native American Tribes. The State and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class III. The Company's business will be impacted based upon how its products are ultimately classified. However, the Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

LIQUIDITY AND CAPITAL RESOURCES

     The Company has generated minimal revenues from product sales. Revenues are not yet sufficient to support the Company's operating expenses, however, the Company is cautiously optimistic that operating revenues will be adequate to meet operating expenses during the next year. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.

     There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing.

     The increase in capital resources for 1996 is attributable to the private placement of Common Stock and the conversion of debt to equity.

     For the development of some of its new products, i.e. PartiMax and Sonic Bingo, the Company has been successful in arranging some off Balance Sheet financing to advance the development of these projects. In addition, the Company is presently at an advanced stage of negotiations with a party to provide substantial funding to complete the development of it's PartiMax hand-held, wireless electronic bingo unit for the United Kingdom market. Also the Company is negotiating with an entity interested in the development of a portion of it's Branson, Missouri property.

     Whilst there is no guarantee that either of these negotiations will conclude successfully, a success in either one of these discussions will reflect positively for the Company.




ITEM 7.  FINANCIAL STATEMENTS



     The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.




ITEM 8.  CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
ON ACCOUNTING AND FINANCIAL DISCLOSURE



     The Company retained the services of Grant Thornton LLP ("Grant Thornton") to perform an audit for the Company's 1995 fiscal year. Subsequent to the retention, the Company and Grant Thornton learned that the Securities and Exchange Commission (the "SEC") commenced a private investigation of the Company and others involving possible violations of the registration and antifraud provisions of the federal securities laws of the United States. At such time as Grant Thornton learned of the investigation, it elected to cease all audit activities. The SEC terminated its inquiry of the Company and indicated that no enforcement action had been recommended. The Company was informed of this decision in a letter dated December 31, 1996.
PART III

     The information called for by Item 9, Directors and Executive Officers of the Registrant, Item 10, Executive Compensation, Item 11, Security Ownership of Certain Beneficial Owners and Management and Item 12, Certain Relationships and Related Transactions, is hereby incorporated by reference to the Registrant's definitive Proxy Statement for its Annual Meeting of Shareholders presently scheduled to be held in May 1997, which shall be filed with the Securities and Exchange Commission within 120 days of the end of the Registrant's latest fiscal year.




ITEM 13.  EXHIBITS, AND REPORTS ON FORM 8-K



     (a) The following documents are filed as part of this report.

1.  Financial Statements

                                                                   Page
Report of Robison, Hill & Co., Independent Certified Public
Accountants                                                         F-1


                                                                    Page
Consolidated Balance Sheets as of December 31, 1996, and
1995                                                                F-2

Consolidated Statements of Operations for the years ended
  December 31, 1996, and 1995                                       F-4

Consolidated Statement of Stockholders' Deficit for the year ended
  December 31, 1995                                                 F-5

Consolidated Statement of Stockholders' Deficit for the year ended
  December 31, 1996                                                 F-6

Consolidated Statements of Cash Flows for the years ended
   December 31, 1996, and 1995                                       F-7

Notes to Financial StatementsF-9

2.  Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.


3.  Exhibits

     The following exhibits are included as part of this report:
Exhibit
Number           Exhibit
3.1              Articles of Amendment to Articles of Incorporation of the
                 Company dated  July 16, 1996. (1)
3.2              Articles of Amendment to Articles of Incorporation of the
                 Company dated June 17, 1996.(1)
3.3              Articles of Amendment of Auto N Corporation.(1)
3.4              Articles of Amendment of MacTay Investment Co.(1)
3.5              Articles of Incorporation of MacTay Investment Co.(1)
3.6              Bylaws of the Company (1)
10.1             Leasing and Service Agency Agreement dated September 15,
                 1996 with the Edward Thompson Group.(1)
10.2             Letter of Intent with Sega Gaming Technology, Inc. dated
                 May 13, 1996.(1)
10.3             Agreement, dated July 17, 1996, with Fortune Entertainment
                 Corporation.(1)
10.4             Preliminary Agreement with Comanche Indian Tribe.(1)
10.5             Share Purchase Agreement, dated September 26, 1994 among
                 the Company, Prisms and the Shareholders of Prisms.(1)
10.6             Agreement of Sale dated February 9, 1995 between the
                 Company and the Shareholders of Executive Video Systems,
                 Inc.(1)
10.7             Agreement and Plan of Reorganization by and among the
                 Company, Branson Signature Resorts, Inc. and certain shareholders of Branson, dated June 1, 1995.(1)
10.8             Letter of Agreement, dated December 17, 1996, by and
                 between the Company and Y.K.L. Corp.(1)
10.9             Employment Agreement with Robert Silzer (1)
10.10            Employment Agreement with Firoz Lakhani (1)
10.11            $250,000 Promissory note of Firoz Lakhani dated January 30,
                 1996.(1)
10.12            $90,000 Promissory Note of Firoz Lakhani dated January 18,
                 1996.(1)
10.13            $104,000 Promissory Note of Firoz Lakhani dated January 3,
                 1996.(1)
10.14            $150,000 Promissory Note of Robert Silzer dated January 18,
                 1996.(1)
10.15            $375,000 Promissory Note of Robert Silzer dated January 30,
                 1996.(1)
10.16            $72,800 Promissory Note of Robert Silzer dated January 2,
                 1996.(1)
10.21            List of Subsidiaries of the Company (1)
10.23            Consent of Accountants.
            (1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 16, 1997.
10.27               Financial Data Schedule

              (b)      No reports on Form 8-K were filed.
              (c) The exhibits listed in Item 14(a)(3) are incorporated by reference.
              (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.



SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                        ADVANCED GAMING TECHNOLOGY, INC.

Dated: March 28, 1997                   By   /S/
                                        Firoz Lakhani, President, Chief
                                        Operating Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of March, 1997.

Signatures                               Title

 /S/   Robert Silzer
Robert Silzer                            Chairman, Chief Executive Officer and
                                         Director (Principal Executive Officer)


 /S/   Donald Robert Mackay
Donald Robert MacKay                     Chief Financial Officer
                                         (Principal Financial and
                                          Accounting Officer)


 /S/   Firoz Lakhani
Firoz Lakhani                             President, Chief Operating Officer
                                          and Director





REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Gaming Technology, Inc.


We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 1996 and 1995, and the consolidated statements of operation, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with generally accepted auditing standards. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 1996 and 1995 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

                                   Respectfully submitted,



                                   Certified Public Accountants

Salt lake City, Utah
January 27, 1997


Advanced Gaming Technology, Inc.
CONSOLIDATED BALANCE SHEETS


                                                  As at December 31
                                                   1996        1995
ASSETS

Current Assets
     Cash and cash equivalents               $   76,615  $   17,739
     Accounts receivable, net of  allowance of
       $85,500 ($63,079 in 1995)                 56,492      34,827
     Inventory (note 2 (b))                      43,000      18,000
     Prepaid expenses                           129,969      71,705
     Notes receivable (note 3)                  129,426           -
          Total current assets                  435,502     142,271

Notes Receivable (note 3)                     1,099,300           -

Property and Equipment (note 2(c))
     Office equipment                           103,985      43,408
     Leasehold improvements                      30,132           -
     Display equipment                           20,763      17,521
     Product molds                              330,718           -
     Revenue generating equipment - uninstalled 930,564     226,667
     Revenue generating equipment - installed 1,137,131     510,436
                                              2,553,293     798,032
     Less - accumulated depreciation            583,412     248,798
          Net property and equipment          1,969,881     549,234

Other Assets
     Security deposit                            50,930      50,930
     Deferred development costs                 131,313           -
     Gaming equipment                           765,138     175,359
     Intangible assets (notes 2 (d) and 4)      856,069   1,061,782
     Investment - Land                        4,137,432   4,126,307
          Total other assets                  5,940,882   5,414,378

     Total assets                            $9,445,565  $6,105,883





The accompanying notes are an integral part of these financial statements.


Advanced Gaming Technology, Inc.
CONSOLIDATED BALANCE SHEETS
(Continued)




                                                  As at December 31

                                                  1996          1995
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
     Bank loan (note 5)                     $   354,100  $   175,897
     Accounts payable                         1,494,617    1,186,461
     Accrued liabilities
       Salaries, wages and other compensation   696,849      194,800
     Other                                      984,644    1,192,975
     Stockholders' loans (note 6)                28,387      931,462
     Notes payable (note 7)                     619,356      603,680
     Convertible notes (note 8)               3,292,715            -
     Deferred revenue (note 2(i))               765,380        7,073
     Current maturities of long-term debt
       (note 9)                               2,459,528    1,433,508
          Total current liabilities          10,695,576    5,725,856

Long-Term Debt (note 9)                       1,911,864    2,376,941
           Total liabilities                 12,607,440    8,102,797

Commitments and Contingencies (notes 15 and 16)

Stockholders' Deficit
     Preferred stock-10% cumulative $.10
       par value; authorized 4,000,000
       shares; issued - nil                           -             -
 Common stock - $.005 par value; authorized
       150,000,000 shares; issued and outstanding
       42,248,368 in 1996 and 27,138,517 in 1995 211,242       135,693
     Additional paid-in capital               20,000,471    15,611,020
     Accumulated deficit                     (23,373,588)  (17,743,627)

     Net stockholders' deficit                (3,161,875)   (1,996,914)

Total liabilities and stockholders' deficit  $ 9,445,565    $ 6,105,883




The accompanying notes are an integral part of these financial statements.

Advanced Gaming Technology, Inc.
CONSOLIDATED STATEMENTS OF OPERATIONS



                                            For the years ended
                                               December 31,
                                            1996           1995
Revenues                               $ 1,155,035     $   381,928
Cost of sales                              282,509          66,782

Gross margin                               872,526         315,146

Expenses
     Research and development            1,691,546       2,180,865
     General and administration          2,510,106       2,077,779

                                         4,201,652       4,258,644

Operating loss                          (3,329,126)     (3,943,498)

Other income (expense)
     Foreign exchange
       adjustments (note 2 (e))              (6,616)           3,209
     Financing costs and interest        (1,223,210)      (1,923,756)
     China development costs and
       equipment write-downs               (976,129)               -
     Equipment write-down                   (94,880)               -
     Loss on sales of assets                       -         (23,728)

Loss from continuing operations           (5,629,961)     (5,887,773)

Discontinued operations (note 10)                   -      (3,095,504)

Net Loss                                  $(5,629,961)    $(8,983,277)

Net loss per common share
     Loss from continuing operations  $         (0.16)   $      (0.34)
     Loss from discontinued operations              -           (0.18)

     Net loss                         $         (0.16)   $      (0.52)

Weighted average common shares
outstanding (note 2 (g))                    35,794,434      17,273,196




The accompanying notes are an integral part of these financial statements.

Advanced Gaming Technology, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT for the year ended December 31, 1995


               Price range                  Additional
               per share     Common Stock     Paid-in   Accumulated
                   $       shares    amount   capital     deficit      Total
Balance at
January 1, 1995         10,106,516 $ 50,532 $6,196,851 $(8,760,350) $(2,512,967)

Issuance of common shares
 for cash, less  finders fees of
  $75,000     0.15-0.63  2,666,667   13,333    794,167           -      807,500
 for security 0.26-1.60  1,535,000    7,675          -           -        7,675
 for financing costs and interest,
  less finders fees
  of $54,219  0.26-1.75    880,206    4,401    676,894           -      681,295
 to settle stockholders'
  loans       0.40-0.92  3,452,940   17,265  1,638,984           -    1,656,249
 to acquire
  subsidiary       0.63  5,999,820   30,000  3,807,158           -    3,837,158
 for signing
  bonuses     0.41-1.50    160,000      800    151,612           -      152,412
 for consulting
  services    0.39-1.82  1,279,368    6,397    915,644           -      922,041
 for share and warrant
  options          1.50    450,000    2,250    672,750           -      675,000
 to settle long-term
  debt             1.25    608,000    3,040    756,960           -      760,000
Net loss for the year            -        -          -  (8,983,277)  (8,983,277)
Balance at
December 31, 1995       27,138,517 $135,693$15,611,020$(17,743,627) $(1,996,914)










The accompanying notes are an integral part of these financial statements.

Advanced Gaming Technology, Inc.
CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT for the year ended December 31, 1996



           Price range                    Additional
           per share   Common Stock        Paid-in    Accumulated
               $      shares     amount    capital      deficit       Total
Balance at
January 1, 1996     27,138,517 $ 135,693 $15,611,020  $(17,743,627) $(1,996,914)
 for cash, less
  finders fees of
  $30,000  0.15-0.50 7,266,666    36,333   1,233,667             -    1,270,000
 for
  security 0.45-0.61 1,099,794     5,499           -             -        5,499
 to settle stockholders'
  loans    0.25-0.50 1,346,452     6,732     465,962             -      472,694
 to acquire
  subsidiary     1.25  300,000     1,500     373,500             -      375,000
 for signing
  bonuses        0.06  450,000     2,250      23,850             -       26,100
 for consulting
  services  0.30-0.79  105,000       525      43,650             -       44,175
 for share and warrant
  options   0.22-0.50 3,380,273   16,902   1,314,880             -    1,331,782
 to settle convertible
   notes     0.50-1.20  666,666    3,333      621,667            -      625,000
 for finders
  fees       0.20-1.20  395,000     1,975     290,775            -      292,750
 to terminate employment
  contract   0.22       100,000       500      21,500            -       22,000
Net loss for the year         -         -           -   (5,629,961)  (5,629,961)

Balance at
December 31, 1996    42,248,368 $ 211,242 $20,000,471 $(23,373,588) $(3,161,875)













The accompanying notes are an integral part of these financial statements.

Advanced Gaming Technology, Inc.
CONSOLIDATED STATEMENTS OF CASH FLOWS




                                                For the years ended
                                                     December 31,
                                               1996               1995
Cash flows from operating activities:
Net loss                                   $ (5,629,961)     $ (8,983,277)
 Adjustments to reconcile net loss to net cash
  Used in operating activities:
   Depreciation and amortization              1,178,357           448,986
   Loss on sale of assets                             -            23,728
   Bad debt expense                                   -            35,401
   Issuance of common stock for expenses        471,955         1,828,369
   Deferred revenue                             758,307             7,073
  Change in operating assets and liabilities:
   Accounts receivable                          (21,665)          (34,827)
   Notes receivable                                   -           108,595
   Minimum lease payments receivable                  -            68,705
   Inventory                                    (25,000)           13,350
   Prepaid expenses                             (58,264)          (71,705)
   Bank overdraft and revolving loan            178,203           175,897
   Accounts payable                             308,156           869,224
   Accrued liabilities                          293,718         1,025,733

       Net cash used in operating activities (2,546,194)       (4,484,748)

Cash flows from investing activities:
   Intangible assets                           (414,432)                -
   Notes and advances                            15,676           603,680
   Purchase of property and equipment        (2,568,638)         (915,064)
   Security deposit                                   -           (50,930)
   Acquisition of subsidiary                          -          (200,000)
   Acquisition of land                          (11,125)                -
   Deferred development costs                  (131,313)                -
       Net cash used in investing activities (3,109,832)         (562,314)








Advanced Gaming Technology, Inc.
CONSOLIDATED STATEMENT OF CASH FLOWS
(Continued)





                                                   For the years ended
                                                      December 31,
                                                 1996               1995

Cash flows from financing activities:
  Stockholders' loans                           28,387             60,680
  Proceeds from issuance of common stock     1,986,483          1,482,500
  Proceeds from convertible notes            3,169,089                  -
  Finders' fees                                (30,000)                 -
  Principal payments on notes payable         (926,345)          (853,462)
  Proceeds from notes payable                1,487,288          4,189,898
   Net cash provided by financing activities 5,714,902          4,879,916

Net increase (decrease) in cash and
 cash equivalents                               58,876           (167,146)
Cash and cash equivalents at beginning of year  17,739            184,885
Cash and cash equivalents at end of year   $    76,615      $      17,739


Supplemental disclosure of cash flow information:

Cash paid during the year for interest    $     403,602     $      52,138

Non cash investing and financing activities:
 Issuance of common stock for finders' fees  $  292,750       $   129,219
 Issuance of common stock as settlement of
   stockholders' loans                       $  472,694       $ 1,656,249
 Issuance of common stock for acquisition of
  subsidiary                                 $  375,000       $ 3,837,158
 Issuance of common stock for debt reduction $        -       $   760,000









The accompany notes are an integral part of these financial statements.

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995


NOTE 1 - HISTORY AND ORGANIZATION

     The Company was incorporated under the laws of the State of Wyoming in 1963 under the name of Mactay Investment Co. At a special shareholders' meeting held in 1987, the Corporation's name was changed to Auto N
Corporation.   The Company changed its name to Advanced Gaming Technology,
Inc. in 1991.

     The Company's executive offices are in Vancouver, B.C. Canada. The Company is principally engaged in the development and marketing of electronic bingo equipment in the United States and the United Kingdom, and in the development of gaming opportunities in Asia.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements follows.

(a)Principles of Consolidation

     The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries, Executive Video Systems, Inc. Palace Entertainment Limited, Branson Signature Resorts, Inc., Branson Bluffs Resorts, Inc., River Oaks Resorts and Country Club, Inc., Allied Resorts, Inc., River Oaks Holding, Inc., and Prisms, Inc. All significant intercompany accounts and transactions have been eliminated.

(b)Inventory

     Inventory consists of bingo equipment parts and is carried at lower of cost (first-in, first-out method) and market value.

(c)Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization are removed from the accounts and any gain or loss is included in the determination of income or loss. Advanced Gaming Technology, Inc.

NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

     Expenditures for maintenance and repairs are charged to expense as incurred. Major overhauls and betterments are capitalized and depreciated over their useful lives.

(d)Intangible Assets

     Organization costs are recorded at their acquisition costs and are amortized to operations over their estimated useful lives of five years. Amortization is computed on the straight-line method.

     Goodwill and software rights were created by the excess of the purchase price over cost of acquisitions made in 1995 and 1996, and are amortized on a straight-line basis over five years. Management regularly assesses the carrying amount of intangible assets and where, in their opinion, the value is less than the carrying amount, the loss is recognized immediately.

     The company has implemented the provisions of SFAS No. 121, "Accounting for the impairment of Long-Lived Assets and for Long-Lived Assets Disposed of." SFAS No. 121 requires that long-lived assets and certain identifiable intangibles to be held and used by the Company be reviewed for impairment whenever events or changes in circumstances indicate that the carrying amount of an asset may not be recoverable. If the sum of the expected future cash flows from the use of the assets and its eventual disposition (undiscounted and without interest charges) is less than the carrying amount of the asset, an impairment loss is recognized.

(e)Translation of Foreign Currency

     All balance sheet accounts of foreign operations are translated into U.S. dollars at the year-end rate of exchange and statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Certain foreign activities are considered to be an extension of the U.S. operations, and the gain or loss resulting from re-measuring these transactions into U.S. dollars is included in income.
Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

(f)Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less or to bach equivalents.

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995
(Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(g)Net Loss Per Common Share

     Net loss per common share is calculated using the weighted average number of common shares outstanding during each year. Common share equivalents are not considered in the calculation of the weighted average number of shares outstanding because they would decrease the net loss per common share.

(h)Revenue Recognition

     Revenue is generated on operating leases and is recognized and amortized over the lease term on a straight-line basis except where the agreement provides for a percentage of gross revenue in which case it is recognized on an accrual basis.

(i)Deferred Revenue

     Revenues are deferred until commencement of the project operations and will be recognized as revenue over the lesser of the project term and five years.

(j)Pervasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles required management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

(k)Reclassifications
     Certain reclassifications have been made in the 1995 financial statements to conform with the 1996 presentation.






Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 3 - NOTES RECEIVABLE
Notes receivable consist of the following:



                                                            1996         1995
 Due from employees pursuant to the exercise of
   stock options, repayable over five years, interest
   at U.S. base rate                                   $ 103,595    $       -
 Due from officers/directors pursuant to the exercise
   of stock options, interest repayable monthly at
   U.S. base rate, principal due 2001                  1,125,131            -
                                                       1,228,726            -
 Less current maturities                                (129,426)           -
 Net notes receivable                                $ 1,099,300    $       -


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:

                                                    1996              1995
Manufacturing license rights

  Gross                                         $  500,000       $   500,000
  Accumulated amortization and allowance          (500,000)      $   (50,000)

  Net                                                    -           450,000

Software rights

  Gross                                          1,106,837           692,405
  Accumulated amortization                        (286,042)         (121,171)

  Net                                              820,795           571,234

Organization Costs
  Gross                                             57,175            57,175
  Accumulated amortization                         (21,901)          (16,627)


  Net                                               35,274            40,548

Net Intangible assets                           $  856,069       $ 1,061,782

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 5 - BANK LOAN

The Company's line-of-credit agreement with a bank has terminated and these funds are due on demand, including interest at the bank's prime rate plus 5%.

NOTE 6 - STOCKHOLDERS' LOANS

Stockholders' loans consist of the following:


                                                      1996           1995
Due to employees, non-interest bearing          $         -    $   183,333
Due to officer/director, non-interest bearing        28,387         25,000
Due to stockholders, non-interest bearing                 -        723,129
                                                     28,387        931,462
Less current maturities                             (28,387)      (931,462)

Net stockholders' loans                          $        -    $         -

Of the 1995 loans, $931,462 was settled in 1996 for stock.
Of the 1996 loans, $28,837 was settled in 1997, for stock.

NOTE 7 - NOTES PAYABLE

                                                        1996             1995
Due to a corporation, interest at 12%, repayable at
   $15,000 per month, secured by certain equipment and
   500,000 shares of the Company                      $ 109,785     $ 134,750
Due to individuals, interest equal to principal, principal
   and interest repayable in January 1996, unsecured         -        291,848
Due to a corporation, interest at 10%, principal and
   interest due at year end, unsecured                       -         24,172
Due to an individual, interest at U.S. base rate, due on
   demand, unsecured                                    100,000        70,000
Due to a corporation, interest at 10%, principal and
   interest due on demand, unsecured                    199,910        82,910
Due to an individual, interest negotiated at $20,000,
   secured by property, principal and interest due in
   February 1997                                        106,441             -

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 7 - NOTES PAYABLE (Continued)

                                                         1996           1995
Due to a corporation, interest negotiated at $10,000,
   secured by property, principal and interest due in
   February 1997                                       103,220              -

Total notes payable                                  $ 619,356     $ 603,680

NOTE 8 - CONVERTIBLE NOTES

     Due to individuals and corporations, bearing interest at rates between U.S. base rate and 12% per year with varying maturity dates up to October, 1997. The notes are convertible into common stock of the Company at prices ranging from $0.25 to $1.50 per share. Certain convertible notes have warrants attached thereto granting the holders the option to purchase a total of 3,440,000 common shares of the Company at prices ranging from $0.50 to $1.30 per share. These warrants are included in Note 11 - Stock Options and Warrants.

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

                                                    1996               1995
Notes payable with interest at 9%, quarterly interest only
   payments through July 2002, principal due in
   July 2002, collateralized by deed of trust.    $ 1,339,792     $ 1,339,792
Note payable with interest at 10%, quarterly interest
   only, balance due on demand, collateralized by deed
   of  trust.                                          60,812         60,812
Loan payable with interest at 13.2%, due in monthly
   installments of $31,000 including interest, matures
   August 1997, secured by equipment                  293,862           -
Note payable with interest at 3% above the Chase
   Manhattan prime lending rate, due in quarterly principal
   installments of $17,857 plus accrued interest, matures
   January 2002                                       464,286         500,000
Note payable with interest at 10%, principal is due at
   year end, and is secured by 100,000 shares of the
   Company                                             75,106          75,106

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 9 - LONG-TERM DEBT (Continued)

                                                         1996          1995
Note payable with interest at 10%, due in monthly
   installments of $1,613 including interest, collateralized
   by contract for deed                             $     37,644   $   37,644
Note payable with interest at 10%, due on demand           3,600        3,600
Note payable with interest at 9%, due on demand           55,000       55,000
Note payable with interest at 8%, due in August 1997,
   secured by software rights and 250,000 shares of the
   Company, repayable in monthly installments of $11,828  94,020      496,516
Loan payable with interest at 20%, due in monthly
   installments of $12,953 including interest, matures June
   1997, secured by 500,000 shares of the Company;
   additionally, the Company is required to pay 10% of
   net revenues from a joint venture project.            102,965      191,979
Convertible Debenture, total facility $1,000,000 plus
   accrued interest, interest at 2% per month compounded
   monthly, principal and accrued interest convertible into
   common stock in whole or part at holder's option,
   redeemable by the Company at any time to maturity;
   subsequent to year end, $449,205 was converted to
   common stock of the Company.                         1,098,492     450,000
   Bonus consideration of $150,000 per year for four
   years due on loan anniversary, convertible to stock
   at holder's option.                                    600,000     600,000
Loan payable with interest at 13/2%, due in monthly
Loan payable with interest at 12%, due in monthly
   installments of $1,000 including interest, matures
   December 1999, secured by a patent                      32,070           -
Loan payable with interest at 8.5%, due in monthly
   installments of $56,121 including interest, secured
   by equipment and 1,200,000 shares of the Company       113,743           -

                                                        4,371,392    3,810,449
Less  current maturities                                2,459,528    1,433,508

Net long-term debt                                  $   1,911,864  $ 2,376,941


Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 9 - LONG-TERM DEBT (Continued)

Annual principal payments on long-term debt are as follows:
1997                                  $   2,459,528
1998                                        375,034
1999                                        197,038
2000                                              -
2001                                              -
thereafter                                1,339,792
                                        $ 4,371,392

NOTE 10 - DISCONTINUED OPERATIONS

     In June 1995, the Company acquired two separate real estate properties in Branson, Missouri. The resort property (Branson Bluffs Resort, Inc.) had limited existing development on the site (restaurant, golf course, motel, time share units). In order to bring this resort operation into an economically viable segment, a substantial capital injection had to be made. Since the Company's focus is not on long-term real estate development, the Company disposed of this holding by forfeiture to the mortgage holder on November 17, 1995.

     The Company's remaining property comprises approximately 178 acres of prime development site in Stone Country, Missouri. This asset has shown substantial appreciation from the date of acquisition. The Company is currently attempting to capitalize on this asset.


                                                    1996               1995
Loss from operations (income taxes - nil)       $      -      $   (83,594)

Loss on disposal (income taxes - nil)                  -       (3,011,910)

Total discontinued operations                   $      -     $ (3,095,504







Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 11 - STOCK OPTIONS AND WARRANTS

     All Options and warrants have been granted at exercise prices greater than the market value on the date of granting except for 4,225,000 options issued to employees. All options vest 100% at date of grant.

                                               1996               1995
Options outstanding, beginning of year         7,224,097          625,000
Granted                                       11,791,667        6,999,097
Expired                                       (1,212,124)        (350,000)
Exercised                                     (3,380,273)         (50,000)

Options and warrants outstanding, end of year  14,423,367       7,224,097
Option and warrant price for options and warrants
   outstanding, end of year                 $ 0.25 - 3.00     $0.25 - 2.19

Options and warrants granted subsequent
 to year end                                    1,850,000        2,611,400
Option and warrant price range granted subsequent
 to year end                                $ 0.50 - 1.00    $0.25 - 2.19

NOTE 12 - SEGMENTED INFORMATION

Geographic segments:

                                                 1996               1995
Revenue
   United States                               $1,155,035     $   381,928

Operating loss

Asia                                           $  461,017     $   794,058
     United States                                779,278         507,530
     Other corporate expenses                   2,088,831       2,641,910

                                                $3,329,126     $3,943,498




Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 12 - SEGMENTED INFORMATION (Continued)


                                                 1996               1995
Assets

Asia                                          $   805,138     $   666,359
     United States                              8,538,575       5,370,419

Canada                                            101,852          69,105

                                                 $9,445,565    $6,105,883

NOTE 13 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $1,914,000 and $3,000,000 for the years ended December 31, 1996 and 1995 respectively, are the result of net operating losses and the gaming license rights reserve.

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:



                                                         As at December 31
                                                      1996             1995
Future deductible temporary differences related to
   reserves, accruals, and net operating losses  $ 8,000,000      $ 6,100,000
Valuation allowance                               (8,000,000)      (6,100,000)
Net deferred income tax                          $         -      $         -

     As of December 31, 1996, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $23,000,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2008 and 2011. A NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place.
In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $8,000,000 as of December 31, 1996, which includes $603,000 from the gaming license and manufacturing rights reserve and $7,100,000 from net operating loss carryforward. Also consistent with SFAS No. 109, an allocation of the income

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 13 - INCOME TAXES (Continued)

 (provision) benefit has been made to the loss from continuing operations.

The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below.


                                                   For the years ended
                                                      December 31,
                                                 1996               1995
Benefit at the federal statutory rate of 34%   $1,914,000      $3,000,000
Nondeductible expenses                            (20,000)        (88,000)
Utilization of gaming license rights             (212,000)              -
Utilization of net operating loss carryforward (1,467,000)     (2,919,000)
Other                                            (215,000)          7,000
                                                $       -      $        -


NOTE 14 - ACQUISITION OF SUBSIDIARIES (Continued)

(a)Prisms, Inc.

     On September 26, 1996, pursuant to an agreement, the Company acquired all of the capital stock of Prisms, Inc., a North Carolina corporation which holds certain patents and trademarks for the development of bingo and other entertainment games, in exchange for 300,000 shares of the Company. The acquisition has been accounted for by the purchase method.

     In the event that the shares of the Company trade at less than $2.00 per share by October 1, 1997, the Company will issue additional shares sufficient to adjust the purchase prices to an equivalent market value of $600,000.

     The Company is also required to issue up to 200,000 further shares at a guaranteed price of $2.00 upon commencement of revenues from each patented product developed. Additionally royalties of 2% will be payable on net revenues generated.




Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 14 - ACQUISITION OF SUBSIDIARIES (Continued)

(b)Executive Video Systems, Inc.

     On February 9, 1995, pursuant to an agreement, the Company acquired all of the capital stock of Executive Video Systems, Inc., a Maryland
Corporation.  The acquisition has been accounted for by the purchase method.

     The following is a summary of the assets acquired, at fair value assigned thereto:

Equipment                                                  $    22,672
Intangible assets - Software rights                            692,978
Total                                                      $   715,650

Purchase consideration:
  Cash                                                      $   200,000
  Promissory notes                                              515,650
Total                                                        $  715,650

     The Company has issued 250,000 common shares held in escrow as security to the promissory notes. All of the capital stock of Executive Video Systems, Inc. is held in escrow as security to the promissory notes.

     The Company is committed to pay to former stockholders of Executive Video Systems, Inc. a royalty of three percent of gross revenues from the use of its software rights until February 9, 1998. During 1996, a total of $22,914 was paid in royalties ($10,342 in 1995).

(c)Branson Signature Resorts, Inc.

     On June 22, 1995, pursuant to an agreement, the Company acquired all of the capital stock of Branson Signature Resorts, Inc. and its wholly-owned subsidiaries. Branson Signature Resorts, Inc. is a resort and land developer located in Branson, Missouri. The acquisition was accounted for by the purchase method. The following is a summary of the net assets acquired, at fair value assigned thereto:



Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 14 - ACQUISITION OF SUBSIDIARIES (Continued)

     Investment-land                                       $ 4,090,000
     Property and equipment                                  3,880,000
     Current liabilities                                      (573,322)
     Long-term debt                                         (2,783,303)
                                                           $ 4,613,375

     The Company issued 5,999,820 shares under Regulation S and 144 of the Securities Act of 1934. On November 17,. 1995, the Company determined that it was in the best interest of the Company to divest itself of the resort operations segment of its business (note 10).

NOTE 15 - COMMITMENTS

     The Company leases its offices and certain equipment under long-term operating leases. Future minimum lease payments under these operating leases are as follows:

                 1997                                $146,436
                 1998                                 146,285
                 1999                                 145,663
                 2000                                  38,330
                 2001                                     664

NOTE 16 - CONTINGENCIES

(a)The Company has just begun principal operations and, as of yet, has not generated significant revenues. As is common with a start-up company, the Company has substantial losses from operations. At year end, its current liabilities exceeded its current assets by $10,260,000 and its total liabilities exceeded its total assets by $3,160,000. The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplate continuation of the Company as a going concern.

(b)Pursuant to the purchase of Prisms, Inc., on September 26, 1996, the Company has a contingent obligation to issue additional shares of the Company to the extent that the shares of the Company trade at less than $2.00 per share by October 1, 1997. The number of shares to be issued will be determined by the difference between the market price of the 300,000 shares originally issued and $600,000. (See also Note 14(a)).

Advanced Gaming Technology, Inc.
NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
December 31, 1996 and December 31, 1995(Continued)

NOTE 17 - SUBSEQUENT EVENTS

     In January, 1997, the investigation of the Company previously commenced by the United States Securities and Exchange Commission ("SEC"), in compliance with which the Company furnished documents to the SEC, was terminated and no enforcement action was recommended by the SEC.

     On January 17, 1997 the Company filed a registration statement (Form
10SB) with the SEC to register shares of its capital stock under Section 12 of the Securities Act of 1934. This filing becomes effective 60 days after filing, at which time the Company will become a "reporting issuer".

     In February, 1997 the Company negotiated financing totaling $2,137,500 of which $1,504,800 has been received. This financing is in the form of 12% Subordinated Convertible Redeemable Debentures. These funds have been used to meet the Company's working capital requirements and the settlement of bank and other debt.

     Subsequent to year end, $1,598,404 of certain debt and liabilities was settled by the issuance of 4,634,129 common shares.