Form 10KSB/A
period 1996-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 1997-05-06
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                      WASHINGTON, D.C. 20549

                         FORM 10-KSB\A
                        AMENDMENT NO. 1

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


   2482 - 650 West Georgia Street, P.O. Box 11610, Vancouver,
   British Columbia                             V6B 4N9
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

     Total pages:   33
     Exhibit Index Page:   31



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

     As of March 31, 1997, there were
48,867,287 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately
$32,600,000 computed at the average bid and asked price as of March 31, 1997.


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

     Transitional Small Business Disclosure Format (check one):
Yes         ; NO     X








                        TABLE OF CONTENTS


        Item Number and Caption
     Page

PART I

 Item  1.Description of Business........................................ 4

 Item  2.     Description of Property................................    19

 Item 3.Legal Proceedings................................................21

 Item 4.Submission of Matters to a Vote of Security Holders.........     22

PART II

 Item 5.Market for Common Equity and Related Stockholder Matters......    22

 Item 6.Management's Discussion and Analysis or Plan of Operations....... 27

 Item 7.Financial Statements..............................................30

 Item 8.Changes in and Disagreements With Accountants on Accounting and
     Financial Disclosure.................................................30

PART III

 Item  9.Directors, Executive Officers, Promoters and Control Persons;
     Compliance with Section 16(a) of the Exchange Act....................30

 Item 10.Executive Compensation...........................................30

 Item 11.Security Ownership of Certain Beneficial Owners and Management...30

 Item 12.Certain Relationships and Related Transactions...................30

 Item 13.Exhibits and Reports on form 8-K............................     31





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


     The Company has seven wholly owned subsidiaries: Executive Video Systems, Inc., a Maryland Corporation ("Executive Video"), Palace Entertainment Limited, a Company organized under the laws of the British Virgin Islands ("Palace Entertainment"), Branson Signature Resorts, Inc., a Nevada Corporation ("Branson"), River Oaks Holdings, Inc., a Missouri Corporation ("River Oaks"), Prisms, Inc., a North Carolina Corporation ("Prisms"), Pleasure World Ltd, a Company organized under the laws of the Bahamas ("Pleasure World"), and A.G.T. Acceptance Corp., a Nevada Corporation ("A.G.T. Acceptance Corp.").

     Executive Video owns certain proprietary software and technology relating to the MAX Bingo Systems, and prior to the merger with the Company, operated five bingo locations (three locations are currently operated by the Company). See "Description of Business - Recent Acquisitions."

     Palace Entertainment was organized in August 1996 to be a joint venture partner with various entities in China for the operation of entertainment centers in China. None of the entertainment centers are presently in operation. See "Description of Business - Proposed Operations in China."

     Branson and its wholly-owned subsidiaries are a resort and land developer located in Branson, Missouri which owned two separate real estate properties: (i) a resort property with limited existing development on site and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property. The Company transferred the 178 acres of undeveloped property to River Oaks and is currently attempting to sell such property. See "Description of Business - Real Estate Holdings."

     Prisms, Inc. transferred certain patents to Prisms Bahamas Ltd., a company organized under the laws of the Bahamas and a wholly-owned subsidiary of Pleasure World ("Risms Bahamas") for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Electronic Bingo Systems. Prisms has invented seven games under the patents and Prisms Bahamas has trademarks in place for such games. See "Description of Business - Recent Acquisitions."


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


     PRODUCTS. The Company's MAX Electronic Bingo Systems products currently include three different products:

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


     The Company currently has approximately  275
     MAX (PLUS) units and approximately  150
     MAX (LITE) units in use by charitable organizations.


REAL ESTATE HOLDINGS


     On June 22, 1995, pursuant to an Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. ("Branson") and certain shareholders of Branson, dated June 1, 1995 (the "Exchange Agreement"), the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson and its subsidiaries is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to capitalize on the 178 acres of undeveloped property and has no present plans for the improvement or development of such property.


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

RECENT ACQUISITIONS


     PRISMS, INC. The Company entered into a Share Purchase Agreement, dated September 26, 1996 (the "Prisms Agreement"), among
(i) the Company, (ii) Prisms, and (iii) the shareholders of Prisms, to acquire all the issued and outstanding shares of Prisms. The purchase price for the acquisition was $600,000, payable in 300,000 shares of the Company's Common Stock, with such shares having a deemed value of $2.00 per share (the "Acquisition shares"). Prism's primary assets are certain patents for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Electronic Bingo Systems. Prisms has invented seven (7) games under the patents (the "Patented Products") and has trademarks in place for the Patented Products.


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


     EXECUTIVE VIDEO SYSTEMS, INC. On February 9, 1995, pursuant to an Agreement of Sale between the Company and the shareholders of Executive Video Systems, which owns certain proprietary software and technology relating to the MAX Bingo Systems, the Company acquired all of the capital stock of Executive Video. The aggregate purchase price of $715,650 consisted of cash and a Promissory Note in the principal amount of $515,650 (the "Promissory Note"), plus a three percent (3%) royalty on the gross revenues from the sale or lease of MAX (PLUS) until February 9, 1998. All of the capital stock of Executive Video, as well as 250,000 shares of Common Stock of the Company, are held in escrow as security for the Promissory Note. During 1996, a total of $22,914 was paid in royalties, and the outstanding amount on the Promissory Note was $94,200 at December 31, 1996.


NATIVE AMERICAN BINGO OPERATIONS


The company currently has approximately 165 MAX
(PLUS) units and approximately 250 MAX (LITE) units in use on Native American reservations in California, Maryland, Iowa, New Mexico, Oklahoma and Washington.


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



CHARITY OPERATIONS


     The Company currently has approximately 275
MAX (PLUS) units and approximately 150 MAX
(LITE) units in use by charitable organizations in California.


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


     ENTERTAINMENT CENTERS. In August 1996, Palace Entertainment entered into a joint venture agreement (the
"'Hainan Bosun Joint Venture Agreement") with Hainan Bosun Tourism
& Amusement Co. Ltd., a company organized under the laws of China ("Hainan Bosun") in Connection with the operation of a 23 seat Royal Ascot Horse Racing Machine (the "Royal Ascot Unit") in Haikou, Hainan Island, China. Under the Hainan Bosun Joint Venture Agreement, Palace Entertainment is to provide the Royal Ascot unit and is responsible for the operation, maintenance and repair of the machine as well as the hiring of personnel to operate the machine. Hainan Bosun is responsible for providing certain licenses and permits required for the operation and certain other costs and expenses. Palace Entertainment will receive sixty percent (60%) and Hainan Bosun will receive forty percent (40%) of the revenues (or losses) derived from the Royal Ascot Unit, after deduction of certain expense. The Hainan Bosun Joint Venture Agreement terminates in August 1999.


     The Company purchased the Royal Ascot Unit from Sega pursuant to a Purchase, Finance and Security Agreement, dated February 21,
 1996 (the "Sega Purchase Agreement")..

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


     RESEARCH AND DEVELOPMENT

     During the fiscal years ended December 31, 1996 and 1995, research and development expenses of the Company totaled approximately $1,691,546 and $2,180,865 respectively. During 1996 and 1995 the majority of research and development expenses were relating to the development of MAX (LITE), the refinement of MAX
(PLUS), and development of Parti MAX.


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


     Braintech, Inc. ("Braintech") filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech is claiming damages in the amount of $200,000, plus interest of ten percent (10%) per annum, and costs.
The Company has filed a statement of defense denying the material allegations of the statement of claim and has opposed a motion fur summary judgement.



     In January 1996, Tierra Corporation ("Tierra") commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc.
a Texas corporation and a subsidiary of Branson ("River Oaks Resort") defaulted on a promissory note. Judgments sought in the principal amount of $74,105, plus interest since October 18, 1995, at 10% per annum. An answer has been filed on behalf of River Oaks Resort averring that Tierra has not performed conditions precedent to assessing any deficiency and that no accounting regarding the disposition of security for such note has been provided and, in addition, a counter claim asserting Tierra disposed of stock collateral in a commercially unreasonable manner. Preliminary discovery has occurred but no depositions have been taken.



     In February 1996, P.D.I., LLC, a Missouri limited liability company ("PDI") commenced an action in the Circuit Court of Stone
County Missouri, claiming breach of a real estate purchase agreement which in part, provided for the construction of a sewage treatment facility for which damages are claimed, including the awarding to PDI of all escrow funds, costs and expenses incurred by PDI over and above the amount of escrow funds and cost and expenses, including attorney fees in connection with the commencement of the action. In response, the Company and River Oaks Resort have counterclaimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment facility and the permit application for construction approval by the Missouri
Department of Natural Resources. Moreover, a claim has also been made by River Oaks Resort and the Company that subsequent development attempted by PDI has encroached upon property development belonging to River Oaks Resort and the Company without right to do so, including damages for disruption resulting therefrom.


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


     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"), filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs.





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


      Year       Period                  Low          High

     1995    Second Quarter             $ .69        $ 1.69
             Third Quarter                .28          1.13
             Fourth Quarter               .16           .44

     1996    First Quarter                .25           .99
             Second Quarter               .64          2.19
             Third Quarter                .99          1.61
             Fourth Quarter               .49          1.26
     1997    First Quarter                .45          1.04


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


     In May, 1996, the company issued 200,000 shares of Common Stock to Firoz Lakhani and 250,000 shares of Common Stock to Robert
C. Silzer, Sr. as signing bonues in connection with the execution of such officer's employment agreements. The shares were issued pursuant to the exemption afforded by section 4 (2) of the Securities Act. See "Remuneration of Directors and Offices - Employment Agreements."


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


     The Company and River Oaks Resort borrowed $1,125,000 from Transworld Capital Ltd., a limited liability company organized under the laws of the Cayman Islands ("Transworld") pursuant to a promissory note dated December 10, 1994 in the principal amount of $1,125,000 (the "Transworld Note"). In June 1995, River Oaks Resort, the
Company and Transworld agreed to amend the promissory note pursuant to which Transworld was issued 608,000 shares of the Company's
Common Stock and a promissory note in the amount of $500,000 by River Oaks Resort and the Company to Transworld in exchange for cancellation of the Transworld Note. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act.


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


     The Company also issued in May 1996 four convertible notes to investors it believed to be sophisticated for an aggregate of $755,000 in (the "May 1996 U.S. Notes") and net proceeds to the Company of $755,000. The May 1996 U.S. Notes, unless converted, bear interest at the United States Bank Prime Rate and are all due in May 1997. Three of the four May 1996 U.S. Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.20 per share and one is convertible at the conversion price of $1.50 per share. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act.



     The Company issued in August 1996 two convertible promissory notes to investors it believed to be sophisticated in the aggregate principal amount of $125,000 (the "August 1996 Notes") for net proceeds to the Company of $125,000. The August 1996 Notes bear interest at the United States Bank Base Rate and are due in August 1997. The August 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one share for every $.75 of the August 1996 Notes. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act.



     The Company issued in September 1996 two convertible promissory notes in the aggregate principal amount of $254,545.45 (the "September 1996 Notes") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $254,545.45.
The September 1996 Notes bear interest at the United States Bank Base Rate and are due in September 1997. The September 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one and one-third (1 1/3) shares for every $1.00 of the September 1996 Notes. The Company relied upon the exemption afforded by Regulation S of the Securities Act.


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


     The gaming segment provided the net loss from continuing operations of $5,629,961 in 1996 compared to a loss of $5,887,773 in 1995. Revenues from continuing operations for 1996 were $1,155,035, an increase of 302% from 1995. The increase is primarily the result of a $290,000 non refundable deposit received on one of the joint venture projects and a 226% increase in product sales of $865,000 compared to $382,000 in 1995. In late 1996 and early 1997 the Company completed the development of several new products that were introduced to the market in early 1997.



     Cost of sales increased $215,700 in 1996 and represented 24.4% of revenues versus 17.4% in 1995. This increase in cost as a percent of sales was primarily due to the change in mix of revenues and as the products are introduced to the market a larger percent of customer support and maintenance is charged to cost of sales rather than as research and development.


     Selling, general, and administrative expenses increased by $432,000. However, as a percent of sales this represents a decrease in 1996 compared to 1995.

     Research and development expenses decreased $489,000 over the prior year as a result of completing the development of several of the new products.


     As more fully described under the heading "proposed operations in China" the Company had obtained various licenses and transported equipment to China in anticipation of opening entertainment centers in China. Due to the nationwide clean up described earlier, the Company will need to obtain new licenses or renew old licenses. This has resulted in the Company deducting as an unusual expense under the caption "Other income (expense) $976,129.


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

Notes to Financial Statements                                        F-9

2.  Financial Statement Schedules
     The following financial statement schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits

     The following exhibits are included as part of this report:
Exhibit
Number    Exhibit



2.1 Articles of Amendment to Articles of Incorporation of the Company dated July 16, 1996. (1)

2.2 Articles of Amendment to Articles of Incorporation of the Company dated June 17, 1996.(1)
2.3       Articles of Amendment of Auto N Corporation.(1)
2.4       Articles of Amendment of MacTay Investment Co.(1)
2.5       Articles of Incorporation of MacTay Investment Co.(1)
2.6       Bylaws of the Company (1)
6.1 Leasing and Service Agency Agreement dated September 15, 1996 with the Edward Thompson Group.(1)
6.2       Letter of Intent with Sega Gaming Technology, Inc. dated
          May 13, 1996.(1)
6.3       Agreement, dated July 17, 1996, with Fortune
          Entertainment Corporation.(1)
6.4 Share Purchase Agreement, dated September 26, 1994 among the Company, Prisms and the Shareholders of Prisms.(1)
6.5 Agreement of Sale dated February 9, 1995 between the Company and the Shareholders of Executive Video Systems, Inc.(1)
6.6 Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. and certain shareholders of Branson, dated June 1, 1995.(1)
6.7 Letter of Agreement, dated December 17, 1996, by and between the Company and Y.K.L. Corp.(1)
6.8 Joint Venture Agreement, dated August 1996, between Palace entertainment Limited and Hainan Bosun
          Tourism & Amusement Co. Ltd.
6.9 Joint Venture Agreement dated January 1996, between the Company and Hainan Xin Dao Trading Limited.
6.10      Employment Agreement with Robert Silzer (1)
6.11      Employment Agreement with Firoz Lakhani (1)
6.12      Employment Agreement with robert C. Silzer, Jr.
6.13      $250,000 Promissory note of Firoz Lakhani dated January
          30, 1996.(1)
6.14      $90,000 Promissory Note of Firoz Lakhani dated January
          18, 1996.(1)
6.15      $104,000 Promissory Note of Firoz Lakhanidated
          January 3, 1996.(1)
6.16      $150,000 Promissory Note of Robert Silzer dated January
          18, 1996.(1)
6.17      $375,000 Promissory Note of Robert Silzer dated January
          30, 1996.(1)
6.18      $72,800 Promissory Note of Robert Silzer dated January 2,
          1996.(1)
8.1       Consent of Accountants.

     (1) Incorporated by reference to the Registrant's registration statement on Form 10-SB filed on January 16, 1997.

27.1      Financial Data Schedule

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



Dated: May 6, 1997                 By   /S/

                                   Firoz Lakhani, President, Chief
                                   Operating Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 6th day of May, 1997.

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

                                   Respectfully submitted,

                                   /S/ ROBISON, HILL & CO.
                                   Certified Public Accountants

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


                     Advanced Gaming Technology, Inc.
              CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   for the year ended December 31, 1995



            Price range                    Additional
             per share    Common Stock       Paid-in   Accumulated
                 $     shares      amount    capital     deficit      Total
Balance at
January 1, 1995      10,106,516 $  50,532 $ 6,196,851 $ (8,760,350)$(2,512,967)

Issuance of common shares
 for cash, less finders fees of
  $75,000  0.15-0.63  2,666,667    13,333     794,167            -     807,500

 for security
           0.26-1.60  1,535,000     7,675           -            -       7,675

 for financing costs and interest,
  less finders fees of   $54,219
           0.26-1.75    880,206     4,401      676,894           -     681,295

 to settle stockholders'
  loans    0.40-0.92  3,452,940    17,265    1,638,984           -   1,656,249

 to acquire subsidiary
                0.63  5,999,820    30,000    3,807,158           -   3,837,158

 for signing bonuses
           0.41-1.50    160,000       800      151,612           -     152,412

 for consulting services
           0.39-1.82  1,279,368     6,397      915,644           -     922,041

 for share and warrant options
                1.50    450,000     2,250      672,750           -     675,000

 to settle long-term debt
                1.25    608,000     3,040      756,960           -     760,000

Net loss for the year         -         -            -  (8,983,277) (8,983,277)

Balance at
December 31, 1995    27,138,517 $ 135,693  $15,611,020$(17,743,627)$(1,996,914)



The accompanying notes are an integral part of these financial statements.


                Advanced Gaming Technology, Inc.
        CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
             for the year ended December 31, 1996



                      Price range                       Additional
                       per share    Common Stock          Paid-in
 Accumulated
                          $       shares      amount      capital
   deficit         Total
Balance at
January 1, 1996      27,138,517 $ 135,693  $15,611,020$(17,743,627)$(1,996,914)

 for cash, less finders fees of
 $30,000   0.15-0.50  7,266,666    36,333    1,233,667           -   1,270,000

 for security
           0.45-0.61  1,099,794     5,499            -           -       5,499

 to settle stockholders'
 loans     0.25-0.50  1,346,452     6,732      465,962           -     472,694

 to acquire subsidiary
                1.25    300,000     1,500      373,500           -     375,000

 for signing bonuses
                0.06    450,000     2,250       23,850           -      26,100

 for consulting services
           0.30-0.79    105,000       525       43,650           -      44,175

 for share and warrant options
           0.22-0.50  3,380,273    16,902    1,314,880           -   1,331,782

 to settle convertible notes
           0.50-1.20    666,666     3,333      621,667           -     625,000

 for finders fees`
           0.20-1.20    395,000     1,975      290,775           -     292,750

 to terminate employment contract
                0.22    100,000       500       21,500           -      22,000

Net loss for the year         -         -            -  (5,629,961) (5,629,961)

Balance at
December 31, 1996    42,248,368  $ 211,242 $20,000,471$(23,373,588)$(3,161,875)




The accompanying notes are an integral part of these financial statements.


                     Advanced Gaming Technology, Inc.
                  CONSOLIDATED STATEMENTS OF CASH FLOWS

                                       For the years ended
                                           December 31,
                                      1996              1995

Cash flows from operating activities:
Net loss                          $ (5,629,961)     $ (8,983,277)
 Adjustments to reconcile net loss to net cash
 Used in operating activities:
  Depreciation and amortization      1,178,357           448,986
  Loss on sale of assets                     -            23,728
  Bad debt expense                           -            35,401
  Issuance of common stock for
   expenses                            471,955         1,828,369
  Deferred revenue                     758,307             7,073
  Change in operating assets and liabilities:
   Accounts receivable                 (21,665)          (34,827)
   Notes receivable                          -           108,595
   Minimum lease payments receivable         -            68,705
   Inventory                           (25,000)           13,350
   Prepaid expenses                    (58,264)          (71,705)
   Bank overdraft and revolving loan   178,203           175,897
   Accounts payable                    308,156           869,224
   Accrued liabilities                 293,718         1,025,733

Net cash used in operating activities(2,546,194)       (4,484,748)

Cash flows from investing activities:
     Intangible assets                (414,432)                -
     Notes and advances                 15,676           603,680
     Purchase of property and
      equipment                      (2,568,638)         (915,064)
     Security deposit                         -           (50,930)
     Acquisition of subsidiary                -          (200,000)
     Acquisition of land               (11,125)                -
     Deferred development costs       (131,313)                -
Net cash used in investing activities(3,109,832)         (562,314)






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

(a)Principles of Consolidation


     The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries, Executive Video Systems, Inc. Palace Entertainment Limited, Branson Signature Resorts, Inc., Branson Bluffs Resorts, Inc., River Oaks Resorts and Country Club, Inc., Allied Resorts, Inc., River Oaks Holding, Inc., and Prisms, Inc. All significant intercompany accounts and transactions have been eliminated. Joint venture operations are accounted for under the equity method of accounting.


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


     (d)Investment - Land

     Investment in real estate is carried at the lower of cost or net realizable value.


(e)Intangible Assets

     Organization costs are recorded at their acquisition costs and are amortized to operations over their estimated useful lives of five years. Amortization is computed on the straight-line method.


     Goodwill and software rights were created by the excess of the purchase price over cost of acquisitions made in 1995 and 1996, and are amortized on a straight-line basis over five years. Software rights are capitalized after technological feasibility has been established. Capitalization of computer software cost is discontinued when the computer software product is available to be sold, leased or otherwise marketed. Cost for maintenance and customer support are charged to expense when incurred or when the related revenue is recognized, whichever occurs first.
Management regularly assesses the carrying amount of intangible assets and where, in their opinion, the value is less than the carrying amount, the loss is recognized immediately. Unamortized computer software costs that have been capitalized are reported at net realizable value.


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

(f)Translation of Foreign Currency

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

                     Advanced Gaming Technology, Inc.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                 December 31, 1996 and December 31, 1995
                             (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued) operations, and the gain or loss resulting from re-measuring these transactions into U.S. dollars is included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statements of Operations.

(g)Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less or to bach equivalents.

(h)Net Loss Per Common Share

     Net loss per common share is calculated using the weighted average number of common shares outstanding during each year. Common share equivalents are not considered in the calculation of the weighted average number of shares outstanding because they would decrease the net loss per common share.

(i)Revenue Recognition

     Revenue is generated on operating leases and is recognized and amortized over the lease term on a straight-line basis except where the agreement provides for a percentage of gross revenue in which case it is recognized on an accrual basis.

(j)Deferred Revenue

     Revenues are deferred until commencement of the project operations and will be recognized as revenue over the lesser of the project term and five years.

(k)Pervasiveness of Estimates

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

                         Advanced Gaming Technology, Inc.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996 and December 31, 1995
                                   (Continued)

NOTE 3 - NOTES RECEIVABLE
Notes receivable consist of the following:

                                            1996            1995

Due from employees pursuant to
 the exercise of  stock options,
 repayable over five years, interest
 at U.S. base rate                     $ 103,595      $        -
Due from officers/directors pursuant
 to the exercise of stock options,
 interest repayable monthly at
 U.S. base rate, principal due 2001    1,125,131               -
                                       1,228,726               -
     Less current maturities            (129,426)              -
     Net notes receivable            $ 1,099,300      $        -


NOTE 4 - INTANGIBLE ASSETS

Intangible assets consist of the following:
                                          1996            1995
Manufacturing license rights
     Gross                            $  500,000      $  500,000
     Accumulated amortization
      and allowance                     (500,000)        (50,000)

     Net                                       -         450,000

Software rights
     Gross                             1,106,837         692,405
     Accumulated amortization           (286,042)       (121,171)

     Net                                 820,795         571,234

Organization Costs
     Gross                                57,175          57,175
     Accumulated amortization            (21,901)        (16,627)

     Net                                  35,274          40,548

Net Intangible assets                $   856,069     $ 1,061,782



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

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:

                                          1996          1995
Notes payable with interest at 9%,
 quarterly interest only
 payments through July 2002,
 principal due in July 2002,
 collateralized by deed of trust      $ 1,339,792    $ 1,339,792
Note payable with interest at 10%,
 quarterly interest only, balance due
 on demand, collateralized by deed
 of  trust.                                60,812         60,812
Loan payable with interest at 13.2%,
 due in monthly installments of $31,000
 including interest, matures
 August 1997, secured by equipment        293,862              -
Note payable with interest at 3%
 above the Chase Manhattan prime
 lending rate, due in quarterly principal
 installments of $17,857 plus accrued
 interest, matures January 2002           464,286        500,000
Note payable with interest at 10%,
 principal is due at year end,
 and is secured by 100,000 shares of the
 Company                                   75,106         75,106



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

                                           1996             1995

Loss from operations
 (income taxes - nil)                 $        -    $    (83,594)

Loss on disposal
 (income taxes - nil)                          -      (3,011,910)

Total discontinued operations          $        -    $ (3,095,504)









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


    In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations (APB No. 25), for stock-based compensation. However, SFAS No. 123 requires companies electing to follow existing accounting rules to disclose in a note the pro forma effects as if the fair value based method of accounting had been applied. The Company recorded compensation expense of $1,074,453 and $92,275 for the years ended December 31, 1996 and 1995 respectively, in connection with its performance shares, restricted stock and other stock compensation awards. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock options. The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1996 and 1995, respectively: dividend yield of 0.0 percent for both years, expected volatility of 149.05 percent for both years, risk-free interest rates of 6.2 percent and
5.3 percent and expected lives of 5 years for both years. If compensation expense for the Company's stock options granted in 1996 and 1995 had been determined based on the fair value at the grant dates for such awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for each of the years ended December 31, 1996 and 1995 would have been immaterial.



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

     As of December 31, 1996, the Company had a net operating loss ("NOL") carryforward for

                       Advanced Gaming Technology, Inc.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                         December 31, 1996 and December 31, 1995
                                       (Continued)

NOTE 13 - INCOME TAXES (Continued)

income tax reporting purposes of approximately $23,000,000 available to offset future taxable income. This net operating loss carryforward expires at various dates between December 31, 2008 and 2011. A NOL generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $8,000,000 as of December 31, 1996, which includes $603,000 from the gaming license and manufacturing rights reserve and $7,100,000 from net operating loss carryforward. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

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

NOTE 14 - ACQUISITION OF SUBSIDIARIES (Continued)

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

NOTE 16 - CONTINGENCIES


(a) Proposed operations in China - In February 1995, the Province of Guangdong, China granted a business license and certificate of approval for the formation of a joint venture between the Company and Gaoming City Santian Economic Development Company, a company affiliated with the City of Gaoming, Guangdong, China to manufacture and sell in China a variety of electronic gaming machines, including the Company's electronic bingo products. The Company will own eighty percent of the joint venture and Santian will own twenty percent. Pursuant to the joint venture agreement, the Company will contribute the technology and, in conjunction with a major gaming manufacturer, will design and build the manufacturing facilities and provide $5,000,000 in start-up capital. The Company is currently searching for a major gaming manufacturer to pursue this project and to provide the financing.

In August 1996, Palace Entertainment Limited, a wholly-owned subsidiary of the Company under the laws of the British Virgin
Islands entered into a joint venture agreement with Hainan


                       Advanced Gaming Technology, Inc.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                    December 31, 1996 and December 31, 1995
                                 (Continued)


NOTE 16 - CONTINGENCIES (Continued)


Bosun Tourism & Amusement Co. Ltd., a company organized under the laws of China in connection with the operation of a 23 seat Royal Ascot Horse Racing Machine in Haikou, Hainan Island, China. Under the Hainan Bosun Joint Venture Agreement, Palace Entertainment is to provide the Royal Ascot Unit and is responsible for the operation, maintenance and repair of the machine as well as the hiring of personnel to operate the machine. The Company purchased the Royal Ascot Unit from Sega pursuant to a Purchase, Finance and Security Agreement, dated February 21, 1996.

In January 1996, the Company entered into a joint venture agreement with Hainan Xin Dao Trading Limited in connection with the operation of 150 slot/entertainment machines in Haikou, Hainan Island, China. Under the Hainan Xin Joint Venture Agreement, the Company is responsible for providing the slot machines and working capital as well as managing the slot machines.

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

Due to delays caused by the nationwide clean up in China, the Company entered into a Letter Agreement dated December 17, 1996 with Y.K.L. Corporation, a company organized under the laws of the Philippines pursuant to which Y.K.L. has agreed to lease, for a period of 120 days commencing on the date of installation, 25 of the Company's slot machines, which were originally to be used in the Hainan Xin Joint Venture, for use on Y.K.L.'s luxury ocean liners.

(b)Proposed operations in the United Kingdom - The Company entered into a Leasing and Service Agency Agreement, dated September 15, 1996 with Edward Thompson Group, a privately held corporation established in 1867 and organized under the laws of the United Kingdom. Edward Thompson has been producing bingo tickets since 1957 and, the Company believes the leading manufacturer and supplier of bingo paper and related products in the United Kingdom.





                   Advanced Gaming Technology, Inc.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                  December 31, 1996 and December 31, 1995
                               (Continued)


NOTE 16 - CONTINGENCIES (Continued)


The Service Agency Agreement requires the Company to use its best efforts to engineer, manufacturer, design and develop a wireless electronic hand-held bingo unit named PartiMax for the United Kingdom bingo market.

(c)The Company entered into an Agreement, dated July 17, 1996 with Fortune Entertainment Corporation, a company organized under the laws of the Bahamas, under which Fortune Entertainment has the right to receive a participating interest in the Company's various international ventures (China, Philippines and United Kingdom). If Fortune Entertainment exercises all of its rights under the Participation Agreement, the Company will receive approximately $5,725,000 for participating in the various ventures of the Company. As of December 31, 1996, Fortune Entertainment had provided the Company with approximately $990,000.


(d)Pursuant to the purchase of Prisms, Inc., on September 26, 1996, the Company has a contingent obligation to issue additional shares of the Company to the extent that the shares of the Company trade at less than $2.00 per share by October 1, 1997. The number of shares to be issued will be determined by the difference between the market price of the 300,000 shares originally issued and $600,000. (See also Note 14(a)).


(e)In addition to ordinary routine litigation incidental to its business operation, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engeged in the following lawsuits:

Braintech, Inc. filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech is claiming damages in the amount of $200,000, plus interest of ten percent per annum, and costs. The Company has filed a statement of defense denying the material allegations of the statement of claim and has opposed a motion for summary judgement.

In January 1996, Tierra Corporation commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc. a Texas corporation and a subsidiary of Branson ("River Oaks Resort") defaulted on a promissory note. Judgement is sought in the principal amount of $75,106, plus interest since October 18, 1995 at 10% per annum. An answer has been filed on behalf of River Oaks averring that Tierra has not performed conditions precedent to assessing any such note has provided and, in addition, a counterclaim asserting Tierra disposed of stock collateral in a


                         Advanced Gaming Technology, Inc.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 1996 and December 31, 1995
                                 (Continued)


NOTE 16 - CONTINGENCIES (Continued)


commercially unreasonable manner. Preliminary discovery has occurred but no depositions have been taken.

     In February 1996, P.D.I., LLC, a Missouri limited liability company commenced an action in the Circuit Court of Stone County Missouri, claiming breach of a real estate purchase agreement which in part, provided for the construction of a sewage treatment facility for which damages are claimed, including the awarding to PDI of all escrow funds, costs and expenses incurred by PDI over and above the amount of escrow funds and cost and expenses, including attorney fees in connection with the commencement of the action.. In response, the Company and River Oaks Resort have counterclaimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment facility and the permit application for construction approval by the Missouri Department of Natural Resources. Moreover, a claim has also been made River Oaks Resort and the Company that subsequent development attempted by PDI has encroached upon property development belonging to River Oaks Resort and the Company without right to do so, including damages for disruption resulting therefrom.

In April 1996, Larry Newman commenced a mechanics' lien in the Circuit Court of Stone County, Missouri, seeking $177,282, plus interest, for excavation work performed during the period between July 19, 1995 to September 25, 1995 on a road across the River Oaks development in Stone County. Thereafter, on or about June 24, 1996, Jack Holt filed a similar petition in the Circuit Court of Stone County, Missouri, claiming a mechanic's lien for engineering and land survey during the period May 16, 1995 to July 4, 1995 for a road across the River Oaks development property in the amount of $9,610, plus interest. The Holt case has now been consolidated in the case originally filed by Newman. The Company has filed a counterclaim alleging Newman and Holt extended the road beyond the boundaries of the River Oaks development property onto land owned
by Sunset Cove, Ltd., a Missouri corporation.   The court has since
ordered Sunset Cove, Ltd., joined as a party needed for just adjudication. Discovery has not yet commenced.

On November 15, 1996, Fortunet, Inc., a Nevada corporation filed a patent infringement claim in the United States district Court Southern District of California against the company and certain other companies which manufacture and distribute electronic bingo systems, claiming the that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462. Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs.



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