Form 10QSB
period 1997-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 1997-05-15
CIK 1030699

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

            U.S. Securities and Exchange Commission

                   Washington, D.C.  20549

                        Form 10-QSB

(Mark One)
   [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
               SECURITIES EXCHANGE ACT OF 1934

    For the quarterly period ended:               March 31, 1997

   [  ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                           EXCHANGE ACT

      For the transition period from                to
         Commission file number                 0-21991

                  ADVANCED GAMING TECHNOLOGY, INC.
              (Exact name of small business issuer as
                    specified in its charter)


          Wyoming                                  98-0152226
 (State or other jurisdiction                    (IRS Employer
 of incorporation or organization)             Identification No.)

   2482 - 650 West Georgia Street, P.O. Box 11610, Vancouver,
   British Columbia V6B 4N9
          (Address of principal executive offices)

                       (604) 689-8841
                  Issuer's telephone number



(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer  (1) filed all reports required to be filed by
Section  13  or  15(d) of the Exchange Act during the past  12 months
(or for such  shorter period  that the registrant was required  to file such reports),  and  (2) has been subject to such filing requirements
for the past  90 days.    Yes   X      No


APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS
     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution
of securities under a plan confirmed by a court. Yes     No

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of
common equity, as of the latest practical date:    May 1, 1997     51,953,086

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x


PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.






















                 Advanced Gaming Technology, Inc.
              CONDENSED CONSOLIDATED BALANCE SHEETS
                         (Unaudited)

                                              March 31,       December 31,
                                                1997               1996
ASSETS:
Current Assets
  Cash and cash equivalents             $      164,668     $       76,615
  Accounts receivable, net                     142,279             56,492
  Prepaid expenses                             863,977            129,969
  Inventory                                     69,316             43,000
  Notes receivable                              42,975            129,426
     Total current assets                    1,283,215            435,502

Notes Receivable                             1,255,541          1,099,300

Property and Equipment                       2,570,890          2,553,293
  Less: accumulated depreciation              (710,402)          (583,412)
                                             1,860,488          1,969,881

Intangible and other assets                  5,879,838          5,940,882
     Total assets                         $ 10,279,082       $  9,445,565

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities
  Accounts payable and accrued liabilities  $  2,357,483     $  3,204,497
  Bank overdraft and Revolving loan                    -          354,100
  Convertible notes                            4,661,123        3,292,715
  Deferred revenue                               390,000          765,380
  Current portion of long term debt            1,892,327        2,459,528
     Total current liabilities                 9,300,933       10,076,220

Long term obligations, net of current portion  2,431,263        2,531,220
     Total liabilities                        11,732,196       12,607,440

Stockholders' Deficit:
   Preferred Stock-10% cumulative, $.10  par value;
    authorized 4,000,000 shares; issued - nil          -                -
  Common Stock - $.005 par value; authorized
   150,000,000 shares; issued and outstanding
   48,867,287 in 1997 and 42,248,368 in 1996     244,336          211,242
  Additional paid-in capital                  22,409,845       20,000,471
  Accumulated deficit                        (24,107,295)     (23,373,588)
     Total stockholders' deficit              (1,453,114)      (3,161,875)
     Total Liabilities and
       Stockholders' Deficit                $ 10,279,082     $  9,445,565

The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Advanced Gaming Technology, Inc.
          CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                          (Unaudited)

                                              For the Three Months
                                                 Ended March 31,
                                               1997            1996

Revenues                                     $ 510,366     $ 141,210
Cost of revenues                               106,734        88,278
Gross margin                                   403,632        52,932

Expenses
 Research and development                      214,241       164,437
 General and administrative                    624,800       637,518
                                               839,041       801,955

Loss from operations                           435,409       749,023

Other income (expense),net                    (298,301)     (249,617)

Net Loss                                     $(733,710)    $(998,640)

Net loss per common
share                                        $    (.02)    $    (.03)

Weighted average common
  shares outstanding                         45,245,508     31,716,299
















The accompanying notes are an integral part of the condensed consolidated financial statements.

                  Advanced Gaming Technology, Inc.
           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                           (Unaudited)

                                                     For the Three Months
                                                        Ended March 31,
                                                     1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                        $  (733,710)     $  (998,640)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization                   191,515         130,833
     Deferred revenues                              (310,000)              -
     Issuance of common stock for expenses           366,808               -
     Change in operating assets and liabilities:
       Accounts receivable                           (85,787)         (5,821)
       Prepaid expenses                             (734,008)       (132,045)
       Inventory                                     (26,316)        (14,528)
       Notes receivable                              (69,790)              -
       Accounts payable and accrued liabilities     (847,014)       (141,543)
Net cash used in operating activities             (2,248,302)     (2,483,140)

Cash Flows From Investing Activities:
Intangible assets                                     (2,002)              -
Purchase of property and equipment                   (17,597)       (431,678)
Acquisition of land                                        -         (11,425)
Deferred development costs                            (1,476)        (39,484)
Purchase of gaming equipment                               -        (477,788)
Net Cash Used In Investing Activities                (21,075)       (960,375)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock               674,308       1,252,183
Proceeds from debt and notes                       2,702,590       2,854,755
Repayment of debt and notes                         (665,368)     (1,346,874)
Advances from joint venture partner                        -         270,000
Stockholder loans                                          -      (1,014,372)
Bank loan                                           (354,100)        113,347
Net cash provided by financing activities          2,357,430       2,129,039
Net increase in cash and cash equivalents             88,053           6,920
Cash and cash equivalents at beginning of period      76,615          17,739
Cash and cash equivalents at end of period      $    164,668    $     24,659

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest      $    125,670    $    113,652
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of notes to common stock             $  1,645,903     $         -


The accompanying notes are an integral part of the condensed consolidated financial statements.

                 Advanced Gaming Technology, Inc.
       NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
        FOR THE THREE MONTHS ENDED MARCH 31, 1997 AND 1996
                        (Unaudited)


1.     Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ended March 31, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.     Notes Payable

     On April 8, 1997 the Company arranged financing for a total of $2,137,500 in 12% subordinated convertible redeemable debentures.

     During the quarter ended March 31, 1997, $1,645,903 of certain debt and liabilities was settled by the issuance of 4,697,309 common shares.

     The bank loan expired during the first quarter of 1997. The bank loan was repaid and the Company has not attained further revolving bank loans.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     On February 11, 1997, the Company announced the introduction of version
2.14 of its software system. The revised software enhances the appeal in new territories of the world market and the LCD screens of the MAXLITE handsets were modified to enhance player viewing.

     Since these modifications have been made, shipments and scheduled shipments have shown a substantial increase. Through May 6, 1997 the Company has installed a total of 1,225 of it's MAX BINGO units throughout North America. The Company has an additional 570 units scheduled for installation which will bring the total number of contracted MAX BINGO units to 1,795.

     Based upon average lease revenues of $6 per unit, per day, the Company projects that these 1,795 units will generate approximately $3,600,000 gross revenue per annum, which exceed the Company's present operating costs. There cannot, however, be any assurance that such projections will be met or that operating costs will remain the same as present.

     On April 25, 1997 the Company signed an agreement with the Kiowa Tribe of Oklahoma granting the Company exclusive placement rights for its electronic bingo equipment. The agreement provides for the installation of up to 1,000 MAX BINGO SYSTEMS units. The installation will comprise a combination of MAXPLUS, MAXLITE, TurboMAX and Sonic Bingo.

     The 1,000 units will be installed at the Kiowa Nation Cultural and Entertainment Center. The entertainment center is a Class II gaming operation as currently defined in the Indian Gaming Regulatory Act (IGRA) of 1988, and is located on Route I-44 in Oklahoma on the site of the Kiowa Tribal land approximately 120 miles north of Dallas/Fort Worth, Texas.

     Project funding is to be provided by Tri-State Management, Inc. and its associates designated as Red River Management.

     The Company projects that, at an average lease rate of $6 per unit per day, the project could produce as much as $2,000,000 in annual gross revenues. There is no assurance that such projections will be met.

Results of Operations -

1997 Compared to 1996

     The net loss from operations was $733,710 in 1997 compared to $998,640 in 1996. Revenues from operations increased 261.42% from 1996. The increase is primarily the result of $310,000 joint venture projects income and 25% increase product sales.

     Cost of sales as a percent of product sales remained relatively constant at approximately 62%. The general and administrative expenses increased slightly due to the addition of administrative personnel in anticipation of increases in product sales. Research and development expenses increased primarily due to the efforts of the Company with regards to the development of Sonic Bingo, enhancements to PARTI-MAX and the development of new games for the Mississippi and Texas markets.


Liquidity and Capital Resources -

     The Company requires working capital principally to fund its current operations, expand its operations and research. From time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund its operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. It is anticipated that current operations will expand and the funds generated will exceed the Company's working capital requirements and that it will no longer seek loans to cover current operations. However, expansion of current markets and the addition of new markets, most likely will require additional working capital.

The Company does intend to intensify its search for new products or technologies in development as well as those currently being marketed, including complete operating businesses. In its acquisition program, the Company focuses on opportunities that have demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. Where the Company believes it is warranted in order to acquire a larger and more profitable business, the Company may commit its current liquid resources, leverage its current operations and assets through additional borrowings, dispose of one or more of its current activities, seek additional debt or equity financing, or enter into other transactions to fund a desired acquisition or expansion.

     The Company is exploring potential acquisitions, but has not to date reached any commitment, there can be no assurance that the Company will be able to identify an acquisition candidate that will meet its criteria, that the Company would be able to employ its existing resources advantageously to fund such an acquisition, that any required debt or equity financing could be obtained through alternative sources, or that any acquisition will in fact be completed.

Inflation and Regulation -

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of firms offering similar products in its market area. Many of these firms have long standing customer relationships and are well staffed and well financed. The Company believes that competition in the industry is based on competitive pricing, although the ability, reputation and technical support of a concern is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations. PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed three reports on Form 8-K during the three months ended March 31, 1997.

1.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: April 24, 1997 (date of earliest event reported April 2,
1997)

2.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: April 7, 1997 (date of earliest event reported March 17,
1997)

3.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: March 17, 1997


                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                      ADVANCED GAMING TECHNOLOGY, INC.
                                (Registrant)





DATE:        May  15, 1997          By:   /s/
                                          Firoz Lakhani
                                          President, Chief Operating
                                          Officer and Director

DATE:        May  15, 1997          By:   /s/
                                          Donald Robert Mackay
                                          Principal Financial and
                                          Accounting Officer