Form 10KSB/A
period 1996-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 1997-06-04
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-KSB\A

                               AMENDMENT NO. 2


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


2482 - 650 West Georgia Street, P.O. Box 11610, Vancouver, British Columbia V6B 4N9
          (Address of principal executive offices)(Zip code)

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

                                             Total pages:     41
                                        Exhibit Index Page:   39



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


     As of June 3, 1997, there were 51,953,086 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $21,785,569 computed at the average bid and asked price as of June 3, 1997.


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


None

     Transitional Small Business Disclosure Format (check one):   Yes; NO   X







TABLE OF CONTENTS


Item Number and Caption                                             Page

PART I

Item 1.     Description of Business.......................................   4

Item 2.     Description of Property.......................................  19

Item 3.     Legal Proceedings.............................................  20

Item 4.     Submission of Matters to a Vote of Security Holders...........  21

PART II

Item 5.     Market for Common Equity and Related Stockholder Matters......  22

Item 6.     Management's Discussion and Analysis or Plan of Operations..... 28

Item 7.     Financial Statements........................................... 31

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure........................................... 32

PART III

Item  9.     Directors, Executive Officers, Promoters and Control Persons;
             Compliance with Section 16(a) of the Exchange Act............. 32

Item 10.     Executive Compensation........................................ 33

Item 11.     Security Ownership of Certain Beneficial Owners and Management 36

Item 12.     Certain Relationships and Related Transactions................ 37

Item 13.     Exhibits and Reports on form 8-K.............................. 38





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

     Prisms, Inc. transferred certain patents to Prisms Bahamas Ltd., a company organized under the laws of the Bahamas and a wholly-owned subsidiary of Pleasure World ("Prims Bahamas") for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Electronic Bingo Systems. Prisms has invented seven games under the patents and Prisms Bahamas has trademarks in place for such games. See "Description of Business - Recent Acquisitions."

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


     The MAX Electronic Bingo Systems products are manufactured by Link Technologies in Vancouver, British Columbia and Press Com Electronics in Phoenix, Arizona. In addition, certain components of the products are purchased from various sources and assembled by the Company's technicians in the Company's Phoenix office.


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

     Pursuant to the Prisms Agreement, in the event the Acquisition Shares do not trade at a minimum average closing price of $2.00 per share as reported by the NASD for the ten (10) day trading period preceding October 1, 1997, the Company is required to issue additional shares of Common Stock so that the total value of the Acquisition shares issued is equal to $600,000. In addition, upon the receipt by the Company of $10,000 of net sales for a Patented Product, the Company is required to issue an additional 28,572 shares of Common Stock, at a deemed value of $2.00 per share, for each such Patented Product (the "Product Shares"). In the event the issued Product Shares do not trade at a minimum average closing price of $2.00 per share as reported by the NASD for a ten (10) day trading period commencing 12 months after the issuance of the Product Shares, the Company is required to issue additional shares of Common Stock so that the total value of the Product Shares is $57,144. The Company has not issued any Product Shares.

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


     The Company entered into a Lease License Agreement, dated December 7, 1995 with G&J Production Trust. Pursuant to the Lease License Agreement, G&J Production Trust leased the MAX(PLUS) Bingo System from the Company for use in G&J Production's bingo operation located in Victorville, California.

     As of January 23, 1997, G&J Production Trust was approximately three months behind in their payments to the Company and the Company removed its equipment from Victorville. Since January, the Company has been able to replace most of the Company's product formerly located in Victorville to other locations at a higher rate than that which was contracted for with G&J Production Trust. Because of the higher rate, the revenue generated by the Company has not been materially impacted by the termination of the G&J Production Trust agreement.


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


     Y.K.L. CORPORATION. Due to delays caused aby the nationwide clean up in China, the Company entered into a Letter of Agreement, dated December 17, 1996 (the "Letter Agreement"), with Y.K.L. Corporation, a company organized under the laws of the Philippines ("Y.K.L."), pursuant to which Y.K.L. has agreed to lease, for a period of 120 days commencing on the date of installation, 25 of the Company's Slot Machines, which were originally to be used in the Hainan Xin Joint Venture, for use on Y.K.L.'s luxury ocean liners. Under the Letter Agreement, the Company will receive seventy percent (70%) of the gross revenues, after payment of winnings, generated by the slot machines. Twenty-two slot machines have been retro-fitted and delivered to Y.K.L and are awaiting installation on the cruise ships.


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


     The Company unveiled a prototype of the PartiMAX unit at the International Casino Exhibition Show which was held in London, England in late January 1997. Since January, the Company has continued the development of the software.


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

     Year      Period                    Low          High

     1995      Second Quarter          $  .69        $1.69
               Third Quarter              .28         1.13
               Fourth Quarter             .16          .44

     1996      First Quarter              .25          .99
               Second Quarter             .64         2.19
               Third Quarter              .99         1.61
               Fourth Quarter             .49         1.26

     1997      First Quarter              .45         1.04

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


     In August 1994, 500,000 shares of the Company's Common Stock was paid to a non-U.S. resident in an offshore transaction as a finder's fee to facilitate securing of the license and joint venture in Gaoming City, Guangdong, China. See "Business - - Proposed Operations in China." The shares were issued pursuant to the exemption afforded by Regulation S under the Securities Act.



     On June 22, 1995, pursuant to the Branson Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for the issuance of 5,999,820 shares of the Company's Common Stock to the shareholders of Branson, of which 3,423,720 were issued pursuant to the exemption afforded by Regulations S under the Securities Act and 2,576,100 were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of purchasers (2), such purchasers were given access to financial and other information pursuant to a negotiated agreement and plan of reorganization, such purchasers represented that they were acquiring the shares of common stock for investment and not with a view to distribution and the certificates evidencing such shares bore appropriate restrictive transfer legends.



     In December 1995, the Company issued 6,666,666 shares of Common Stock to Paragon Holdings Ltd, a Bahamian corporation, at a price of $.15 per share for net proceeds to the Company of $1,000,000. The shares were issued in reliance upon the exemption afforded by Rule 504 of Regulation D of the Securities Act.


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


     Pursuant to a Subscription Agreement, dated December 20, 1995, the
Company sold to S.D.A. List Brokers, Inc., a company organized under the laws of Bermuda (the "Purchaser"), 600 Convertible Debenture Units, with 450 issued on December 20, 1995 and 150 issued on January 19, 1996 for an aggregate purchase price of $600,000. Each Convertible Debenture Unit is comprised of a convertible debenture (the "Convertible Debenture") in the principal amount of $1,000 and 3333.33 transferable and detachable warrants to purchase shares of the Company's Common Stock (the "Warrants"). The Purchaser is also entitled to a bonus payment of $150,000 per year payable each December 20th of 1996, 1997, 1998 and 1999. The bonus payment for 1996 was added to the principal amount owed to the purchaser and was not paid by the Company. The Convertible Debentures bear interest at the rate of two percent (2%) per month, compounded monthly, and are convertible at a conversion price of $.40 per share of Common Stock until December 20, 1997. The Warrants are exercisable until December 21, 1997 at an exercise price of $.40 per share of Common Stock. The Purchaser has the option to acquire an additional 1,000 Convertible Debenture Units. The Convertible Debenture Units, including the Convertible Debentures and Warrants were issued pursuant to the exemption afforded by Regulations S under the Securities Act.






     In May, 1996, the company issued 200,000 shares of Common Stock to Firoz Lakhani and 250,000 shares of Common Stock to Robert C. Silzer, Sr. as signing bonuses in connection with the execution of such officer's employment agreements. The shares were issued pursuant to the exemption afforded by section 4 (2) of the Securities Act based upon the fact that the shares were issued to a limited number of purchasers (2) and such purchasers were executive officers of the Company. See "Remuneration of Directors and Offices
- Employment Agreements."



     On September 26, 1996, the Company entered into an Agreement with Prisms, and the shareholders of Prisms pursuant to which the Company acquired to all the issued and outstanding shares of Prisms in exchange for 300,000 shares of Common Stock of the Company. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act based on the fact that the issuance of the Company's Common Stock was to a limited number of purchasers
(6), such purchasers were given access to financial and other information pursuant to a negotiated share purchase agreement, and certificates evidencing such shares bore appropriate restrictive transfer legends. See "Business - - Recent Acquisitions - - Prisms, Inc."



     The Company and River Oaks Resort borrowed $1,125,000 from Transworld Capital Ltd., a limited liability company organized under the laws of the Cayman Islands ("Transworld") pursuant to a promissory note dated December 10, 1994 in the principal amount of $1,125,000 (the "Transworld Note"). In June 1995, River Oaks Resort, the Company and Transworld agreed to amend the promissory note pursuant to which Transworld was issued 608,000 shares of the Company's Common Stock and a promissory note in the amount of $500,000 by River Oaks Resort and the Company in exchange for cancellation of the Transworld Note. The Company relied upon the exemption afforded by Section 4(2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a single purchaser who is believed to have, or have had access to such information about the Company as was necessary to make an informed investment judgement and certificates evidencing such shares bore appropriate restrictive transfer legends.


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


     The Company also issued in February 1996 a convertible note in the principal amount of $200,000 (the "February 1996 Note") and warrants (the "February 1996 Warrant") to a non-U.S. residents in an offshore transaction for net proceeds to the Company of $200,000. The February 1996 Note was converted in March, 1997. The February 1996 Warrant has an exercise price of $.80 per share and is exercisable until July 1997. The Company relied upon the exemption from registration afforded by Regulation S.



     In April 1996, the Company issued an aggregate of $780,700 in convertible notes (the "April 1996 Notes") and warrants (the "April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $745,000. The April 1996 Notes do not bear interest, and are all due in April 1997. The April 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The April 1996 Warrants have an exercise price of $.70 per share.
The Company relied upon the exemption from registration afforded by Regulations S with respect to the issuance of the April 1996 Notes. Kimbell Holdings Limited, a Wyoming Corporation ("Kimbell"), received a finder's fee of $35,700 for placing certain of the April 1996 Notes in the form of a convertible promissory note (the "Kimbell Note") bearing interest, unless converted, at the United States Bank Prime Rate. The Kimbell Note is convertible until November, 1997 at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The Company relied upon the exemption afforded by Section 4 (2) of the Securities Act for the issuance of the Kimbell Note based upon the fact that the issuance of the Company's Common
Stock was to a single purchaser, Kimbell was given access to financial and other information of the Company and certificates evidencing such shares bore appropriate restrictive transfer legends.



     The Company also issued an aggregate of $50,000 in convertible notes (the "12% April 1996 Notes") and warrants (the "12% April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $50,000. The 12% April 1996 Notes, unless converted, bear interest at the rate of 12% per annum and are due in December 1997. The 12% April 1996
Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The 12% April 1996 Warrants have an exercise price of $.80 per share and are exercisable until October 1997. The Company relied upon the exemption from registration afforded by Regulation S.



     In May 1996, the Company issued an aggregate of $450,000 in convertible notes (the "May 1996 Notes") and warrants (the "May 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $450,000. The May 1996 Notes, unless converted, bear interest at the United States Bank Prime Rate and were all due in May 1997. Holders of the May 1996 Notes holding $250,000 principal amount of such notes were repaid the outstanding principal and interst on such notes and such notes were cancelled. Holders of the May 1996 Notes holding $200,000 principal amount of such notes extended the due date on such notes until July 1997. The May 1996 Notes which remain outstanding, are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.00 per share. The May 1995 Warrants have an exercise price of $1.30 per share and are exercisable until July 1997. The Company relied upon the exemption from registration afforded by Regulation S. Robert Taylor received a finder's fee of $45,000 for placing certain of the May 1996 Notes in the form of a convertible promissory note (the "Taylor Note") bearing interest, unless converted, at the United States Bank Prime Rate. Mr. Taylor was repaid the outstanding principal and interest on the Taylor Note and the Taylor Note was cancelled. The Company relied upon the exemption afforded by Regulation S of the Securities Act for the issuance of the Taylor Note.



     The Company also issued in May 1996 four convertible notes to investors it believed to be sophisticated for an aggregate of $755,000 in (the "May 1996 U.S. Notes") and net proceeds to the Company of $755,000. The May 1996 U.S. Notes, unless converted, bear interest at the United States Bank Prime Rate and are all due in May 1997. The company is currently negotiating an extension of the due date with the holders of the May 1996 U.S. Notes holding $255,000 principal amount of such notes. Holders of the May 1996 U.S. Notes holding $500,000 principal amount of such notes converted the notes into shares of Common Stock. One of the two May 1996 U.S. Notes which reain outstanding are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.20 per share and the other note is convertible at the conversion price of $1.50 per share.  The
Company relied upon the exemption afforded by Section 4 (2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of purchasers who are believed to have, or have had access to, such information abut the Company as was necessary to make an informed investment judgement.



     The Company issued in August 1996 two convertible promissory notes to investors it believed to be sophisticated in the aggregate principal amount of $125,000 (the "August 1996 Notes") for net proceeds to the Company of $125,000. The August 1996 Notes bear interest at the United States Bank Base Rate and are due in August 1997. The August 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one share for every $.75 of the August 1996 Notes. The Company relied upon the exemption afforded by
Section 4 (2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of purchasers who are believed to have, or have had access to, such information about the Company as was necessary to make an informed investment judgement.


     The Company issued in September 1996 two convertible promissory notes in the aggregate principal amount of $254,545.45 (the "September 1996 Notes") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $254,545.45. The September 1996 Notes bear interest at the United States Bank Base Rate and are due in September 1997. The September 1996 Notes are conv ertible into shares of the Company's Common Stock on the basis of one and one-third (1 1/3) shares for every $1.00 of the September 1996 Notes. The Company relied upon the exemption afforded by Regulation S of the Securities Act.

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



     Pursuant to an Agreement of Sale between the Company and the Shareholders of Executive Video Systems, which owns certain proprietary software and technology relating to the MAX Bingo Systems, the Company acquired all of the capital stock of Executive Video. The aggregate purchase price of $715,650 consisted of cash and Promissory Note in the principal amount of $515,650 (the "Promissory Note"), plus a three percent (3%) royalty on the gross revenues from the sale or lease of MAX (PLUS) until February 9, 1998. All of the capital stock of Executive Video, as well as 250,000 shares of Common Stock of the Company, are held in escrow as security for the Promissory Note. During 1996, a total of $22,914 was paid in royalties, and the outstanding amount on the Promissory Note was $94,200 at December 31, 1996.



     Pursuant to an Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. and certain shareholders of Branson, the Company acquired all of the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson and its subsidiaries is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to sell the 178 acres of undeveloped property and has no present plans for the improvement or development of such property.



     The Company entered into a Share Purchase Agreement among the Company, Prisms, and the shareholders of Prisms, to acquire all of the issued and outstanding shares of Prisms. The purchse price of the acquisition was $600,000, payable in 300,000 shares of the Company's Common Stock, with such shares having a deemed value of $2.00 per share. Prism's primary assets are certain patents for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Electronic Bingo Systems. Prisms has invented seven games under patents and has trademarks in place for the Patented Products.



     Pursuant to the Prisms Agreement, in the event the Acquisition Shares do not trade at a minimum average closing price of $2.00 per share as reported by NASD for the ten day trading period preceding October 1, 1997, the Company is required to issue additional shares of Common Stock so that the total value of the Acquisition shares issued is equal to $600,000. In addition, upon the receipt by the Company of $10,000 of net sales for a Patented Product, the Company is required to issue an additional 28,572 shares of Common Stock, at a deemed value of $2.00 per share, for each such Patented Product. In the event the issued Product Shares do not trade at a minimum average closing price of $2.00 per share as reported by NASD for a ten day trading period commencing twelve months after the issuance of the Product Shares, the Company is required to issue additional shares of Common Stock so that the total value of the Product Shares is $57,144. The Company has not issued any Product Shares.



     The former Prisms shareholders are also entitled to a royalty, payable on a quarterly basis, equal to two percent of the net sales price of the products after deduction of packaging and shipping costs, allowances made for defective products, excise duties, value-added taxes or other similar taxes charged or included in the price to the customer. As of December 31, 1996, no royalties have been paid to the former Prisms shareholders.



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



                                 PART III






        ITEM 9.  DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT



                                                                      Director
Name, Age and Principal Employment for Past Five Years                Since

Firoz Lakhani, 52, has been the President, Chief Operating Officer    1995
and Director since September, 1995. Mr. Lakhani served as a Director at Olds Industries, Inc., a Canadian public company, from August 1993 to September 1995, and was employed at Park Georgia
Realty, a real estate and land development brokering company, from July 1990 to August 1993. From 1979 to 1990, Mr. Lakhani was employed at Montreal Trust Company, where he headed the Commercial Real Estate Division.

Robert C. Silzer, Sr., 50, has been the Chairman, Chief Executive     1993
Officer and Director of the Company since November 1993. He also currently serves as a Director of InFOREtech Golf Technology, Inc., since September 1995. From 1986 to 1992, Mr. Silzer served as
President and Chief Executive Officer of Supercart International, Inc.

Robert C. Silzer, Jr., 31, has been a director of the Company since   1997
March 31, 1997 and the Vice President-Operations since February
1994.  From December 1992 through December 1993, Robert C.
Silzer, Jr. worked as a sales representative at Mills Printing in Vancouver.

Robert C. Silzer, Jr., is the son of Robert C. Silzer, Sr.

     The Company has one additional executive officer, Donald Robert MacKay, the Chief Financial Officer, who is not a director and who is not named in the above table. Mr. MacKay, 44, has been the Chief Financial Officer of the Company since August 1995. Prior to joining the Company, Mr. MacKay served as the Manager-Business Analysis at TCG International, Inc. from March 1994 to July 1995. Prior to that, Mr. MacKay was the Controller of Attachmate Canada, Inc. (formerly KEA Systems Ltd.) from September 1993 to March 1994 and was a Senior Financial Accountant at GLENTEL, Inc. from 1989 to September 1993.

Compliance with Section 16(a) of the Exchange Act

     Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year or prior fiscal years.



                     ITEM 10.  EXECUTIVE COMPENSATION


     The following summary compensation table sets forth certain information regarding compensation paid each of the Company's last three fiscal years to Robert C. Silzer, Sr., the Company's Chief Executive Officer and Firoz Lakhani, the Company's President, Secretary and Chief Operating Officer. Except as set forth below, no executive officer's salary and bonus exceeded $100,000 during any of the Company's last three fiscal years:

                           Annual Compensation
                                                    Other             All
Name and Principal     Fiscal                       Annual           Other
   Position             Year     Salary   Bonus   Compensation   Compensation(1)

Robert C. Silzer, Sr., 1994    $ 75,000            $ 130,000
Chairman and Chief     1995    $125,000            $  14,500         $11,564
Executive Officer      1996    $175,000 (2)        $  10,000         $16,692

Firoz Lakhani          1996    $125,000 (3)        $  10,000         $15,492

(1) Amounts under "Other Annual Compensation" represent an automobile allowance for Robert C. Silzer, Sr., of $9,600 for 1995 and $10,800 for 1996 and certain employee benefits and an automobile allowance for Mr. Lakhani of $9,600 and certain employee benefits.

(2)  Includes $37,500 deferred by Robert C. Silzer, Sr.

(3)  Includes $33,333 deferred by Mr. Lakhani.

Option Grants in Last Fiscal Year

     The following table sets forth information covering the grant of options to acquire Common Stock in the last year to the persons named in the Summary Compensation Table.

                                     % of Total
                                     Options
                       Number of     Granted to    Exercise or
                       Options       Employees     Base Price       Expiration
Name                   Granted       in Year       ($/Share)        Date

Robert C. Silzer, Sr.  800,000         29.1%          $.55          11/4/01
Firoz Lakhani          500,000         18.2%          $.55          11/4/01

Aggregate Option Exercises in Last Year, and Year-End Option Values

     The following table sets forth, for the persons named in the Summary Compensation Table, information regarding aggregate exercises of options in 1996 and the number and value of unexercised options at December 31, 1996.

                                                           Value of Unexercised
         Shares                  Number of Unexercised     In-the-Money Options
         Acquired on   Value      Options at FY-End (#)       FY-End ($) (1)
Name     Exercise(#) Realized($) Exercisable Unexercisable Exercised Unexercised

Robert C.
Silzer, Sr.   1,530,000 $597,800  1,317,500                $574,550
Firoz Lakhani 1,200,000 $444,000  500,000                  $275,000

(1) Based upon the difference between the exercise price and the closing price of the shares on December 31, 1996.

Employment Agreements

     Effective January 1, 1994, the Company entered into an employment agreement with Robert C. Silzer, Sr. (the "Silzer Sr. Employment Agreement"), under which Robert C. Silzer, Sr. serves as Chairman and Chief Executive Officer of the Company. Pursuant to the Silzer Sr. Employment Agreement, Mr. Robert C. Silzer, Sr. was paid a salary of $75,000 in 1994, $125,000 in 1995 and $137,500 in 1996. He deferred $37,500 of his salary for the year 1996. Robert C. Silzer, Sr. will be paid a salary of $225,000 in 1997, $275,000 in 1998, $325,000 in 1999 and $375,000 in 2000. In addition, Robert C. Silzer,
Sr. is eligible to receive an annual bonus in an amount equal to 5% of the net income of the Company and its subsidiaries (the Company and its subsidiaries did not have net income in 1996). Robert C. Silzer, Sr. received a signing bonus of 250,000 shares in common stock. Robert C. Silzer, Sr. was also paid an automobile allowance of $800 per month in 1995 and $900 per month in 1996 and will be paid an additional $100 per month for each calendar year of the term of the Silzer Sr. Employment Agreement. Pursuant to the Silzer Sr. Employment Agreement, Robert C. Silzer, Sr. was granted options to purchase
(i) 500,000 shares of the Company's Common Stock in 1995 at an exercise price of $.30 per share and (ii) 750,000 shares of the Company's Common Stock in 1996 at an exercise price of $.50 per share and will be granted options to purchase 1,000,000 shares of Common Stock of the Company for each of the years 1997, 1998 and 1999, all at an exercise price equal to fifty percent (50%) of the ten day average trading price prior to the effective date of the option.

     In addition, pursuant to the Silzer, Sr. Employment Agreement, Robert C. Silzer, Sr. is entitled to receive a lump sum payment equal to the present value, using an eight percent (8%) discount factor, of his salary for the unexpired term of the Silzer Sr. Employment Agreement, plus the amount of any performance bonus, grants of Common Stock and options which Robert C. Silzer, Sr. is entitled, which shall be a minimum of $5,500,000 (the Silzer Severance Payment") if (i) Robert C. Silzer, Sr. is terminated by the Company without "just cause" as determined under the common law of British Columbia or (ii)
(a) there is a change of control (as defined), (b) the Company employs any other senior executive without Robert C. Silzer, Sr.'s prior written consent or (c) materially alters the duties of Robert C. Silzer, Sr. without Robert C. Silzer, Sr.'s prior written consent. The Silzer Sr. Employment Agreement also provides that Robert C. Silzer, Sr. shall not compete with the Company for a period of twelve (12) months after termination of his employment with the Company. The Silzer, Sr. Employment Agreement terminates on December 31, 2000.

     Effective September 5, 1995, the Company entered into an employment agreement with Firoz Lakhani (the Lakhani Employment Agreement"), under which Mr. Lakhani serves as President and Chief Operating Officer of the Company. Pursuant to the Lakhani Employment Agreement, Mr. Lakhani was paid a salary of $6,250 per month from September 1, 1995 to December 31, 1995 and $91,667 in 1996. He deferred $33,333 of his salary for the year 1996. Mr Lakhani will be paid a salary of $175,000 in 1997, $225,000 in 1998, $275,000 in 1999 and
$325,000 in 2000. In addition, Mr. Lakhani is eligible to receive an annual bonus in an amount equal to 3.5% of the net income of the Company and its subsidiaries (the Company and its subsidiaries did not have any net income in 1996). Mr. Lakhani received a signing bonus of 200,000 shares of Common Stock. Mr. Lakhani was also paid an automobile allowance of $700 per month in 1995 and $800 per month in 1996 and will be paid an additional $100 per month for each calendar year of the term of the Lakhani Employment Agreement. Pursuant to the Lakhani Employment Agreement, Mr. Lakhani was granted options to purchase (i) 300,000 shares of the Company's Common Stock in 1995 at an exercise price of $.30 per share and (ii) 500,000 shares of the Company's Common Stock in 1996 at an exercise price of $.50 per share and will be granted options to purchase 750,000 shares of Common Stock of the Company for each of the years 1997, 1998 and 1999, all at an exercise price equal to fifty percent (50%) of the ten day average trading price prior to the effective date of the option.

     In addition, pursuant to the Lakhani Employment Agreement, Mr. Lakhani is entitled to receive a lump sum payment equal to the present value, using an eight percent (8%) discount factor, of his salary for the unexpired term of the Lakhani Employment Agreement, plus the amount of any performance bonus, grants of Common Stock options which Mr. Lakhani is entitled, which shall be a minimum of $4,250,000 (the Lakhani Severance Payment") if (i) Mr. Lakhani is terminated by the Company without "just cause" as determined under the common law of British Columbia or (ii) there is a change of control (as defined), (b) the Company employs any other executive without Mr. Lakhani's prior written consent or (c) materially alters the duties of Mr. Lakhani without Mr. Lakhani's prior written consent. The Lakhani Employment Agreement also provides that Mr. Lakhani shall not compete with the Company for a period of twelve (12) months after termination of his employment with the Company. The Lakhani Employment Agreement terminates on December 31, 2000.

     Effective February 15, 1994, the Company entered into an employment agreement with Robert C. Silzer, Jr. (the "Silzer Jr. Employment Agreement") under which Mr. Robert C. Silzer, Jr. serves as Vice President-Operations of the Company. Pursuant to the Silzer, Jr. Employment Agreement, Robert C. Silzer, Jr. was paid a salary of $49,000 in 1994, $55,000 in 1995 and $85,328 in 1996 and will be paid a salary of not less than $90,000 per annum in 1997, 1998, and 1999. In addition, Robert C. Silzer, Jr. was granted options to purchase 50,000 shares of the Company's Common Stock on January 1, 1994, 1995, 1996 and 1997, all at an exercise price of $1.00 per share and will be granted options purchase 50,000 shares of Common Stock on January 1, 1998 at an exercise price of $1.00 per share.




          ITEM 11.  SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                         OWNERS AND MANAGEMENT



     The following table sets forth information as of March 31, 1997 regarding the beneficial ownership of Common stock of the Company by (i) the directors of the Company, (ii) each executive named in the Summary Compensation Table that appears under "Executive Compensation-Summary Compensation Table," (iii) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock of the Company and (iv) all officers and directors as a group.

Name and address of Beneficial Owner  Number of Shares Owned  Percent of Class

Paragon Holding Ltd.                  3,650,000               7.4%
P.O. Box N-272
Nassau Bahamas

Robert C. Silzer, Sr. (1)             4,381,948 (2)           8.56% (2)
2482-650 West Georgia Street
P.O. Box 11610
Vancouver, British Columbia

Firoz Lakhani                         2,650,000 (3)           5.35% (3)
2482-650 West Georgia Street
P.O. Box 11610
Vancouver, British Columbia

Robert C. Silzer, Jr. (1)             1,025,000 (4)           2.07%
2482-650 West Georgia Street
P.O. Box 11610
Vancouver, British Columbia

All officers and directors
  as a group (4 persons)              8,381,948 (5)           16.64% (5)

(1)  Robert C. Silzer, Jr. is the son of Robert C. Silzer, Sr.
(2) Includes stock options which are exercisable by Mr. Robert C. Silzer, Sr. to acquire 2,317,000 shares of Common Stock and 165,000 shares held by Madj Silzer, Mr. Robert C. Silzer, Sr.'s wife.
(3) Includes stock options which are exercisable by Mr. Lakhani to acquire 680,000 shares of Common Stock.
(4) Includes stock options which are exercisable by Mr. Robert C. Silzer, Jr. to acquire 657,693 shares of Common Stock.
(5) Includes all shares currently outstanding and those which are not outstanding but which are subject to issuance upon exercise of stock options. See footnotes (2), (3) and (4).




            ITEM 12.  CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     Firoz Lakhani, the President, Chief Operating Officer, Secretary and a Director of the Company, borrowed an aggregate principal amount of $444,000 from the Company, pursuant to (i) a promissory note in the principal amount of $250,000 dated January 30, 1996 and due on or before January 29, 2001, (ii) a promissory note in the principal amount of $90,000 dated January 18, 1996 and due on or before January 18, 2001 and (iii) a promissory note in the principal amount of $104,000 dated January 3, 1996 and due on or before January 2, 2001 (the "Lakhani Notes"). Interest is paid monthly on the Lakhani Notes at the United States Base Rate as may be set from time to time. At March 31, 1997, the United States Base Rate was eight and one half percent (8 1/2%).

     Robert C. Silzer, Sr., the Chairman, Chief Executive Officer and a Director of the Company, borrowed an aggregate principal amount of $597,800 from the Company, pursuant to (i) a promissory note in the principal amount of $357,000 dated January 30, 1996 and due on or before January 29, 2001, (ii) a promissory note in the amount of $150,000 dated January 18, 1996 and due on or before January 17, 2001 and (iii) a promissory note in the principal amount of $72,800 dated January 2, 1996 and due on or before January 17, 2001 (the "Silzer Notes"). Interest is paid monthly on the Silzer Notes at the United States Base Rate as may be set from time to time. At March 31, 1997, the United States Base Rate was eight and one half percent (8 1/2%).

     During the fiscal year ended December 31, 1996, the Board of Directors held approximately 64 meetings. Mr. Pak Cheung, who resigned on March 27, 1997 to pursue other business commitments, attended fewer than 75% of all meetings of the Board of Directors. The Company does not have a standing audit committee, nominating committee or compensation committee.




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

3.  Exhibits

     The following exhibits are included as part of this report:
Exhibit
Number     Exhibit


2.1 Articles of Amendment to Articles of Incorporation of the Company dated July 16, 1996. (1)

2.2 Articles of Amendment to Articles of Incorporation of the Company dated June 17, 1996.(1)
2.3        Articles of Amendment of Auto N Corporation.(1)
2.4        Articles of Amendment of MacTay Investment Co.(1)
2.5        Articles of Incorporation of MacTay Investment Co.(1)
2.6        Bylaws of the Company (1)
6.1 Leasing and Service Agency Agreement dated September 15, 1996 with the Edward Thompson Group.(1)
6.2        Letter of Intent with Sega Gaming Technology, Inc. dated May 13,
           1996.(1)
6.3        Agreement, dated July 17, 1996, with Fortune Entertainment
           Corporation.(1)
6.4 Share Purchase Agreement, dated September 26, 1994 among the Company, Prisms and the Shareholders of Prisms.(1)
6.5 Agreement of Sale dated February 9, 1995 between the Company and the Shareholders of Executive Video Systems, Inc.(1)
6.6 Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. and certain shareholders of Branson, dated June 1, 1995.(1)
6.7 Letter of Agreement, dated December 17, 1996, by and between the Company and Y.K.L. Corp.(1)
6.8 Joint Venture Agreement, dated August 1996, between Palace entertainment Limited and Hainan Bosun Tourism & Amusement Co. Ltd.
6.9 Joint Venture Agreement dated January 1996, between the Company and Hainan Xin Dao Trading Limited.
6.10       Employment Agreement with Robert Silzer (1)
6.11       Employment Agreement with Firoz Lakhani (1)
6.12       Employment Agreement with Robert C. Silzer, jr.
6.13       $250,000 Promissory note of Firoz Lakhani dated January 30, 1996.(1)
6.14       $90,000 Promissory Note of Firoz Lakhani dated January 18, 1996.(1)
6.15       $104,000 Promissory Note of Firoz Lakhani     dated January 3,
           1996.(1)
6.16       $150,000 Promissory Note of Robert Silzer dated January 18, 1996.(1)
6.17       $375,000 Promissory Note of Robert Silzer dated January 30, 1996.(1)
6.18       $72,800 Promissory Note of Robert Silzer dated January 2, 1996.(1)
8.1        Consent of Accountants.

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



                               SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                              ADVANCED GAMING TECHNOLOGY, INC.



Dated: June 4, 1997           By       /s/ Firoz Lakhani
                              Firoz Lakhani, President, Chief
                              Operating Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 4th day of June, 1997.

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


                         Advanced Gaming Technology, Inc.
                     CONSOLIDATED STATEMENTS OF OPERATIONS


                                                        For the years ended
                                                             December 31,
                                                        1996            1995
Revenues                                           $ 1,155,035     $   381,928
Cost of sales                                          282,509          66,782

Gross margin                                           872,526         315,146

Expenses
     Research and development                        1,691,546       2,180,865
     General and administration                      2,510,106       2,077,779

                                                     4,201,652       4,258,644

Operating loss                                      (3,329,126)     (3,943,498)

Other income (expense)
     Foreign exchange adjustments (note 2 (e))          (6,616)          3,209
     Financing costs and interest                   (1,223,210)     (1,923,756)
     China development costs and equipment write-downs(976,129)              -
     Equipment write-down                              (94,880)              -
     Loss on sales of assets                                 -         (23,728)

Loss from continuing operations                     (5,629,961)     (5,887,773)

Discontinued operations (note 10)                            -      (3,095,504)

Net Loss                                           $(5,629,961)    $(8,983,277)

Net loss per common share
     Loss from continuing operations               $     (0.16)    $     (0.34)
     Loss from discontinued operations                       -           (0.18)

     Net loss                                      $     (0.16)    $     (0.52)

Weighted average common shares
 outstanding (note 2 (g))                            35,794,434     17,273,196





The accompanying notes are an integral part of these financial statements.


                   Advanced Gaming Technology, Inc.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                 for the year ended December 31, 1995



      Price range                         Additional
       per share          Common Stock      Paid-in    Accumulated
           $            shares    amount    capital      deficit      Total
Balance at
January 1, 1995       10,106,516 $ 50,532 $ 6,196,851  $(8,760,350) $(2,512,967)

Issuance of common shares
  for cash, less finders fees of $75,000
       0.15-0.63       2,666,667   13,333     794,167            -      807,500
  for security
       0.26-1.60       1,535,000    7,675           -            -        7,675
  for financing costs and interest,
    less finders fees of $54,219
       0.26-1.75         880,206    4,401     676,894            -      681,295
  to settle stockholders' loans
       0.40-0.92       3,452,940   17,265   1,638,984            -    1,656,249
  to acquire subsidiary
            0.63       5,999,820   30,000   3,807,158            -    3,837,158
  for signing bonuses
       0.41-1.50         160,000      800     151,612            -      152,412
  for consulting services
       0.39-1.82       1,279,368    6,397     915,644            -      922,041
  for share and warrant options
            1.50         450,000    2,250     672,750            -      675,000
  to settle long-term debt
            1.25         608,000    3,040     756,960            -      760,000
Net loss
for the year                   -        -           -   (8,983,277)  (8,983,277)

Balance at
December 31, 1995     27,138,517 $135,693 $15,611,020 $(17,743,627) $(1,996,914)





The accompanying notes are an integral part of these financial statements.


                      Advanced Gaming Technology, Inc.
             CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                   for the year ended December 31, 1996



          Price range                     Additional
           per share     Common Stock       Paid-in   Accumulated
               $        shares   amount     capital     deficit        Total
Balance at
January 1, 1996       27,138,517 $135,693 $15,611,020 $(17,743,627) $(1,996,914)
  for cash, less finders fees of $30,000
           0.15-0.50   7,266,666   36,333   1,233,667            -    1,270,000
  for security
           0.45-0.61   1,099,794    5,499           -            -        5,499
  to settle stockholders' loans
           0.25-0.50   1,346,452    6,732     465,962            -      472,694
  to acquire subsidiary
                1.25     300,000    1,500     373,500            -      375,000
  for signing bonuses
                0.06     450,000    2,250      23,850            -       26,100
  for consulting services
           0.30-0.79     105,000      525      43,650            -       44,175
  for share and warrant options
           0.22-0.50   3,380,273   16,902   1,314,880            -    1,331,782
  to settle convertible notes
           0.50-1.20     666,666    3,333     621,667            -      625,000
  for finders fees`
           0.20-1.20     395,000    1,975     290,775            -      292,750
  to terminate employment contract
                0.22     100,000      500      21,500            -       22,000
Net loss
for the year                   -        -           -   (5,629,961)  (5,629,961)

Balance at
December 31, 1996     42,248,368 $211,242 $20,000,471 $(23,373,588) $(3,161,875)






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







                     Advanced Gaming Technology, Inc.
                   CONSOLIDATED STATEMENT OF CASH FLOWS
                              (Continued)



                                                          For the years ended
                                                              December 31
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


(b)Joint Venture Operations Accounting

     Joint venture operations are accounted for under the equity method of accounting.


(c)Inventory

     Inventory consists of bingo equipment parts and is carried at lower of cost (first-in, first-out method) and market value.

(d)Property and Equipment

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

(e)Investment - Land

     Investment in real estate is carried at the lower of cost or net realizable value.

(f)Intangible Assets

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

(g)Translation of Foreign Currency

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

(h)Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less or to bach equivalents.

(i)Net Loss Per Common Share

     Net loss per common share is calculated using the weighted average number of common shares outstanding during each year. Common share equivalents are not considered in the calculation of the weighted average number of shares outstanding because they would decrease the net loss per common share.

(j)Revenue Recognition

     Revenue is generated on operating leases and is recognized and amortized over the lease term on a straight-line basis except where the agreement provides for a percentage of gross revenue in which case it is recognized on an accrual basis.

(k)Deferred Revenue

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

(l)Pervasiveness of Estimates

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


NOTE 4 - INTANGIBLE ASSETS( Continued)

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


                       Advanced Gaming Technology, Inc.
              NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             December 31, 1996 and December 31, 1995(Continued)


NOTE 7 - NOTES PAYABLE
                                                           1996         1995
Due to a corporation, interest at 12%, repayable at
   $15,000 per month, secured by certain equipment and
   500,000 shares of the Company                       $ 109,785     $ 134,750
Due to individuals, interest equal to principal, principal
   and interest repayable in January 1996, unsecured           -       291,848
Due to a corporation, interest at 10%, principal and
   interest due at year end, unsecured                         -        24,172
Due to an individual, interest at U.S. base rate, due on
   demand, unsecured                                     100,000        70,000
Due to a corporation, interest at 10%, principal and
   interest due on demand, unsecured                     199,910        82,910
Due to an individual, interest negotiated at $20,000,
   secured by property, principal and interest due in
   February 1997                                         106,441             -
Due to a corporation, interest negotiated at $10,000,
   secured by property, principal and interest due in
   February 1997                                         103,220             -

Total notes payable                                    $ 619,356     $ 603,680

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
Notes payable with interest at 9%, quarterly interest only payments through July 2002, principal due in


                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1996 and December 31, 1995(Continued)


NOTE 9 - LONG-TERM DEBT (Continued)
                                                            1996         1995

   July 2002, collateralized by deed of trust.        $ 1,339,792  $ 1,339,792
Note payable with interest at 10%, quarterly interest
   only, balance due on demand, collateralized by deed
   of  trust.                                              60,812       60,812
Loan payable with interest at 13.2%, due in monthly
   installments of $31,000 including interest, matures
   August 1997, secured by equipment                      293,862            -
Note payable with interest at 3% above the Chase
   Manhattan prime lending rate, due in quarterly principal
   installments of $17,857 plus accrued interest, matures
   January 2002                                           464,286      500,000
Note payable with interest at 10%, principal is due at
   year end, and is secured by 100,000 shares of the
   Company                                                 75,106       75,106
Note payable with interest at 10%, due in monthly
   installments of $1,613 including interest, collateralized
   by contract for deed                                    37,644       37,644
Note payable with interest at 10%, due on demand            3,600        3,600
Note payable with interest at 9%, due on demand            55,000       55,000
Note payable with interest at 8%, due in August 1997,
   secured by software rights and 250,000 shares of the
   Company, repayable in monthly installments of $11,828   94,020      496,516
Loan payable with interest at 20%, due in monthly
   installments of $12,953 including interest, matures June
   1997, secured by 500,000 shares of the Company;
   additionally, the Company is required to pay 10% of
   net revenues from a joint venture project.             102,965      191,979
Convertible Debenture, total facility $1,000,000 plus
   accrued interest, interest at 2% per month compounded
   monthly, principal and accrued interest convertible into
   common stock in whole or part at holder's option,
   redeemable by the Company at any time to maturity;
   subsequent to year end, $449,205 was converted to
   common stock of the Company.                          1,098,492     450,000


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


NOTE 10 - DISCONTINUED OPERATIONS(Continued)

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

In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue to follow existing accounting


                      Advanced Gaming Technology, Inc.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             December 31, 1996 and December 31, 1995(Continued)


NOTE 11 - STOCK OPTIONS AND WARRANTS (Continued)

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

NOTE 12 - SEGMENTED INFORMATION

Geographic segments:                                1996               1995
Revenue
     United States                               $1,155,035     $   381,928

Operating loss
     Asia                                        $  461,017     $   794,058
     United States                                  779,278         507,530
     Other corporate expenses                     2,088,831       2,641,910

                                                 $3,329,126      $3,943,498

                                                     1996              1995
Assets
     Asia                                        $   805,138     $  666,359
     United States                                 8,538,575      5,370,419
     Canada                                          101,852         69,105

                                                 $ 9,445,565     $6,105,883


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

NOTE 16 - CONTINGENCIES


(a) Proposed operations in China - In February 1995, the Province of Guangdong, China granted a business license and certificate of approval for the formation of a joint venture between the Company and Gaoming City Santian Economic Development Company, a company affiliated with the City of Gaoming, Guangdong, China to manufacture and sell in China a variety of electronic gaming machines, including the Company's electronic bingo products. The Company will own eighty percent of the joint venture and Santian will own twenty percent. Pursuant to the joint venture agreement, the Company will contribute the technology and, in conjunction with a major gaming manufacturer, will design and build the manufacturing facilities and provide $5,000,000 in start-up capital. The Company is currently searching for a major gaming manufacturer to pursue this project and to provide the financing. The Company uses the equity method of accounting for joint venture operations.


     In August 1996, Palace Entertainment Limited, a wholly-owned subsidiary of the Company under the laws of the British Virgin Islands entered into a joint venture agreement with Hainan Bosun Tourism & Amusement Co. Ltd., a company organized under the laws of China in connection with the operation of a 23 seat Royal Ascot Horse Racing Machine in Haikou, Hainan Island, China. Under the Hainan Bosun Joint Venture Agreement, Palace Entertainment is to provide the Royal Ascot Unit and is responsible for the operation, maintenance and repair of the machine as well as the hiring of personnel to operate the machine. The Company purchased the Royal Ascot Unit from Sega pursuant to a Purchase, Finance and Security Agreement, dated February 21, 1996.

     In January 1996, the Company entered into a joint venture agreement with Hainan Xin Dao

                      Advanced Gaming Technology, Inc.
               NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
             December 31, 1996 and December 31, 1995(Continued)


NOTE 16 - CONTINGENCIES (Continued)

     Trading Limited in connection with the operation of 150 slot/entertainment machines in Haikou, Hainan Island, China. Under the Hainan Xin Joint Venture Agreement, the Company is responsible for providing the slot machines and working capital as well as managing the slot machines.


     Currently, neither of these centers is operational due to the periodic nationwide clean up of various black market activities, prostitution and gambling. This clean up campaign ended at or about the end of July 1996, and entertainment centers, such as the centers described above, which are not considered gambling and therefore are legal, are gradually beginning to re-open and new licenses are currently being issued. The Company is cautiously optimistic that both of the entertainment centers described above will be operational in the near future. The Company uses the equity method of accounting for joint venture operations.


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

(b) Proposed operations in the United Kingdom - The Company entered into a Leasing and Service Agency Agreement, dated September 15, 1996 with Edward Thompson Group, a privately held corporation established in 1867 and organized under the laws of the United Kingdom. Edward Thompson has been producing bingo tickets since 1957 and, the Company believes the leading manufacturer and supplier of bingo paper and related products in the United Kingdom.

     The Service Agency Agreement requires the Company to use its best efforts to engineer, manufacturer, design and develop a wireless electronic hand-held bingo unit named PartiMax for the United Kingdom bingo market.

(c) The Company entered into an Agreement, dated July 17, 1996 with Fortune Entertainment Corporation, a company organized under the laws of the Bahamas, under which Fortune Entertainment has the right to receive a participating interest in the Company's various international ventures (China, Philippines and United Kingdom). If Fortune Entertainment exercises all of its rights under the Participation Agreement, the Company will receive


                          Advanced Gaming Technology, Inc.
                  NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                December 31, 1996 and December 31, 1995(Continued)


NOTE 16 - CONTINGENCIES (Continued)

     approximately $5,725,000 for participating in the various ventures of the Company. As of December 31, 1996, Fortune Entertainment had provided the Company with approximately $990,000.

(d) Pursuant to the purchase of Prisms, Inc., on September 26, 1996, the Company has a contingent obligation to issue additional shares of the Company to the extent that the shares of the Company trade at less than $2.00 per share by October 1, 1997. The number of shares to be issued will be determined by the difference between the market price of the 300,000 shares originally issued and $600,000. (See also Note 14(a)).

(e) In addition to ordinary routine litigation incidental to its business operation, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engeged in the following lawsuits:

     Braintech, Inc. filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech is claiming damages in the amount of $200,000, plus interest of ten percent per annum, and costs. The Company has filed a statement of defense and opposed a motion for summary judgment.

     In January 1996, Tierra Corporation commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc. defaulted on a promissory note. Judgement is sought in the principal amount of $75,106, plus interest since October 18, 1995 at 10% per annum. An answer has been filed on behalf of River Oaks averring that Tierra has not performed conditions precedent to assessing any such note has provided and, in addition, a counterclaim asserting Tierra disposed of stock collateral in a commercially unreasonable manner. Preliminary discovery has occurred but no depositions have been taken.

     In February 1996, P.D.I., LLC, a Missouri limited liability company commenced an action in the Circuit Court of Stone County Missouri, claiming breach of an agreement to construct a sewage treatment facility for which damages are claimed, including alternative site development and attorney fees. In response, the Company and River Oaks have counterclaimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment


                       Advanced Gaming Technology, Inc.
                NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              December 31, 1996 and December 31, 1995(Continued)


NOTE 16 - CONTINGENCIES (Continued)

     facility and the permit application for construction approval by the Missouri Department of Natural Resources. Moreover, a claim has also made by encroached upon property development belonging to River Oaks and the Company without right to do so, including damages for disruption resulting therefrom.

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

     On November 15, 1996, Fortunet, Inc., a Nevada corporation filed a patent infringement claim against the company and certain other companies which manufacture and distribute electronic bingo systems, claiming the that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462. Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs.


     The Company is vigorously defending these law suits and deny any liability to the plaintiffs. However, no assurance can be given as to the outcome of these cases, but in the opinion of management and counsel, the ultimate liability will not have a material effect on its financial position, results of operations or cash flows.




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