Form 10KSB/A
period 1996-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 1997-07-16
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                          WASHINGTON, D.C. 20549

                                FORM 10-KSB\A

                               AMENDMENT NO. 3


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


     As of June 30, 1997, there were 62,814,009 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $16,873,939 computed at the average bid and asked price as of June 30, 1997.


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

Item 6.     Management's Discussion and Analysis or Plan of Operations..... 27

Item 7.     Financial Statements........................................... 31

Item 8.     Changes in and Disagreements With Accountants on Accounting and
            Financial Disclosure........................................... 31

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


     The MAX Electronic Bingo Systems products are manufactured by Link Technologies in Delta, British Columbia and Press Com Electronics in Phoenix, Arizona. In addition, certain components of the products are purchased from various sources and assembled by the Company's technicians in the Company's Phoenix Distribution Center.


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

     Year      Period                    Low          High

     1995      Second Quarter          $  .69        $1.69
               Third Quarter              .28         1.13
               Fourth Quarter             .16          .44

     1996      First Quarter              .25          .99
               Second Quarter             .64         2.19
               Third Quarter              .99         1.61
               Fourth Quarter             .49         1.26

     1997      First Quarter              .45         1.04

               Second Quarter             .31          .83


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


     On June 22, 1995, pursuant to the Branson Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for the issuance of 5,999,820 shares of the Company's Common Stock to the shareholders of Branson, of which 3,423,720 were issued pursuant to the exemption afforded by Regulations S under the Securities Act and 2,576,100 were issued pursuant to the exemption afforded by Section 4(2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of purchasers (31), such purchasers were given access to financial and other information pursuant to a negotiated agreement and plan of reorganization, management of the Company believes that such purchasers or their representatives were sophisticated investors, such purchasers represented that they were acquiring the shares of common stock for investment and not with a view to distribution and the certificates evidencing such shares bore appropriate restrictive transfer legends.


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


     In April 1996, the Company issued an aggregate of $780,700 in convertible notes (the "April 1996 Notes") and warrants (the "April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $745,000. The April 1996 Notes do not bear interest, and are all due in April 1997. The April 1996 Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The April 1996 Warrants have an exercise price of $.70 per share.
The Company relied upon the exemption from registration afforded by Regulations S with respect to the issuance of the April 1996 Notes. Kimbell Holdings Limited, a company organized under the laws of the Channel Islands ("Kimbell"), received a finder's fee of $35,700 for placing certain of the April 1996 Notes in the form of a convertible promissory note (the "Kimbell Note") bearing interest, unless converted, at the United States Bank Prime Rate. The Kimbell Note was converted in May, 1997 at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The Company relied upon the exemption afforded by Regulation S of the Securities Act.



     The Company also issued an aggregate of $50,000 in convertible notes (the "12% April 1996 Notes") and warrants (the "12% April 1996 Warrants") to non-U.S. residents in an offshore transaction for net proceeds to the Company of $50,000. The 12% April 1996 Notes, unless converted, bear interest at the rate of 12% per annum and are due in October. The 12% April 1996
Notes are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $.50 per share. The 12% April 1996 Warrants have an exercise price of $.80 per share and are exercisable until October 1997. The Company relied upon the exemption from registration afforded by Regulation S.


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


     The Company also issued in May 1996 four convertible notes to sophisticated investors for an aggregate of $755,000 in (the "May 1996
U.S. Notes") and net proceeds to the Company of $755,000. The May 1996 U.S. Notes, unless converted, bear interest at the United States Bank Prime Rate and are all due in May 1997. The company is currently negotiating an extension of the due date with the holders of the May 1996 U.S. Notes holding $255,000 principal amount of such notes. Holders of the May 1996 U.S. Notes holding $500,000 principal amount of such notes converted the notes into shares of Common Stock. One of the two May 1996 U.S. Notes which reain outstanding are convertible at the option of the holder into shares of Common Stock of the Company at a conversion price of $1.20 per share and the other note is convertible at the conversion price of $1.50 per share.  The
Company relied upon the exemption afforded by Section 4 (2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of sophisticated investors who are believed to have, or have had access to, such information about the Company as was necessary to make an informed investment judgement.



     The Company issued in August 1996 two convertible promissory notes to sophisticated investors in the aggregate principal amount of $125,000 (the "August 1996 Notes") for net proceeds to the Company of $125,000. The August 1996 Notes bear interest at the United States Bank Base Rate and are due in August 1997. The August 1996 Notes are convertible into shares of the Company's Common Stock on the basis of one share for every $.75 of the August 1996 Notes. The Company relied upon the exemption afforded by
Section 4 (2) of the Securities Act based upon the fact that the issuance of the Company's Common Stock was to a limited number of purchasers who are believed to have, or have had access to, such information about the Company as was necessary to make an informed investment judgement.


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

                              ADVANCED GAMING TECHNOLOGY, INC.



Dated: July 15, 1997          By       /s/ Firoz Lakhani
                              Firoz Lakhani, President, Chief
                              Operating Officer and Director

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of July, 1997.

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