Form 10QSB
period 1997-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 1997-08-15
CIK 1030699

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                  U.S. Securities and Exchange Commission

                         Washington, D.C.  20549

                              Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      June 30, 1997

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

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
    July 31, 1997     68,807,262

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.





















                       Advanced Gaming Technology, Inc.
                    CONDENSED CONSOLIDATED BALANCE SHEETS
                               (Unaudited)

                                                 June 30,        December 31,
ASSETS:                                            1997             1996
Current Assets
  Cash and cash equivalents                     $   77,210      $     76,615
  Accounts receivable, net                         309,658            56,492
  Prepaid expenses                                 308,445           129,969
  Deferred charges                               1,152,431                 -
  Inventory                                        272,297            43,000
  Notes receivable                                  49,403           129,426
     Total current assets                        2,169,444           435,502

Notes Receivable                                 1,249,113         1,099,300

Property and Equipment                           2,918,877         2,553,293
  Less: accumulated depreciation                  (838,248)         (583,412)
                                                 2,080,629         1,969,881

Intangible and other assets                      5,782,846         5,940,882
     Total assets                             $ 11,282,032      $  9,445,565

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities
  Accounts payable and accrued liabilities    $   2,282,038     $  3,204,497
  Bank loan                                               -          354,100
  Convertible notes                               6,056,139        3,292,715
  Deferred revenue                                  390,000          765,380
  Current portion of long term debt               1,943,706        2,459,528
     Total current liabilities                   10,671,883       10,076,220

Long term obligations, net of current portion     1,987,268        2,531,220
     Total liabilities                           12,659,151       12,607,440

Stockholders' Deficit:
   Preferred Stock-10% cumulative, $.10  par value;
    authorized 4,000,000 shares; issued - nil             -                -
  Common Stock - $.005 par value; authorized
   150,000,000 shares; issued and outstanding
   62,714,009 in 1997 and 42,248,368 in 1996        313,570          211,242
  Additional paid-in capital                     24,899,940       20,000,471
  Accumulated deficit                           (26,590,629)     (23,373,588)
     Total stockholders' deficit                 (1,377,119)      (3,161,875)
     Total Liabilities and
       Stockholders' Deficit                   $ 11,282,032     $  9,445,565

The accompanying notes are an integral part of the condensed consolidated financial statements.



                          Advanced Gaming Technology, Inc.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                 (Unaudited)




                                                                        For
the Three Months         For the Six Months

Ended June 30,                Ended June 30,

1997            1996             1997             1996

Revenues                        $ 212,836   $ 224,488   $ 723,202   $ 365,698
Cost of revenues                  133,740      54,317     240,474     142,595
Gross margin                       79,096     170,171     482,728     223,103

Expenses
 Research and development         314,642     556,089     528,883     720,526
 General and administrative     1,477,349     341,251   2,102,149     978,769
                                1,791,991     897,340   2,631,032   1,699,295

Loss from operations            1,712,895     727,169   2,148,304   1,476,192

Other income (expense),net       (770,439)   (267,412) (1,068,740)   (517,029)

Net Loss                       $2,483,334   $ 994,581  $3,217,044  $1,993,221

Net loss per common share      $     (.05)  $    (.03) $     (.06) $     (.06)

Weighted average common
  shares outstanding           50,777,724  33,763,982  50,777,724  33,763,982














The accompanying notes are an integral part of the condensed consolidated financial statements.



                       Advanced Gaming Technology, Inc.
              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                (Unaudited)

                                                     For the Six Months
                                                         Ended June 30,
                                                    1997              1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                       $  (3,217,044)     $(1,993,221)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization                   475,225          260,246
     Deferred revenues                              (310,000)               -
     Issuance of common stock for expenses           526,808                -
     Change in operating assets and liabilities:
       Accounts receivable                          (253,166)          (7,720)
       Prepaid expenses                             (178,476)        (159,400)
       Deferred charges                           (1,152,431)               -
       Inventory                                    (229,297)         (21,409)
       Notes receivable                              (69,790)               -
       Accounts payable and accrued liabilities     (922,459)        (338,466)
Net cash used in operating activities             (5,330,630)      (2,259,970)

Cash Flows From Investing Activities:
Other assets                                         (60,000)               -
Purchase of property and equipment                  (365,584)      (1,260,552)
Acquisition of land                                        -          (11,425)
Deferred development costs                            (2,352)         (79,243)
Purchase of gaming equipment                               -         (813,579)
Net Cash Used In Investing Activities               (427,936)      (2,164,799)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock             1,399,308        1,056,483
Proceeds from debt and notes                       7,009,490        5,057,162
Repayment of debt and notes                       (2,295,537)      (1,000,880)
Advances from joint venture partner                        -          290,000
Stockholder loans                                          -       (1,014,372)
Bank loan                                           (354,100)          35,764
Net cash provided by financing activities          5,759,161        4,424,157
Net change in cash and cash equivalents                  595             (612)
Cash and cash equivalents at beginning of period      76,615           17,739
Cash and cash equivalents at end of period     $      77,210     $     17,127

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest     $     246,026     $    113,652
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of notes to common stock            $   2,157,500     $          -

The accompanying notes are an integral part of the condensed consolidated financial statements.


                     Advanced Gaming Technology, Inc.
         NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
            FOR THE SIX MONTHS ENDED JUNE 30, 1997 AND 1996
                            (Unaudited)


1.     Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

2.Bank Loan

     The bank loan was repaid during the first quarter of 1997. The Company has not attained any additional bank loans.

3.     Convertible Notes

     During the first quarter the Company arranged financing for a total of $2,137,500 in 12% subordinated convertible redeemable debentures.
Additionally, $1,645,903 of certain debt and liabilities was settled by the issuance of 4,697,309 common shares.

     During the second quarter the Company arranged further financing for a total of $3,875,000 in 12% subordinated convertible redeemable debentures. Additionally, $2,108,750 of certain debt and liabilities were settled by the issuance of 5,170,639 common shares.

Item 2.  Management's Discussion and Analysis or Plan of Operation.

General -     This discussion should be read in conjunction with Management's
Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

     The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in
March 1997.   This quarterly report on  Form 10-QSB and the information
incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

     Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward looking statements should be considered accordingly.

     In July 1997, the Company introduced version 3.0 of its MAXLITE(TM) hand-held electronic bingo unit. The updated software was tested and approved in Mississippi and is now being used in all new MAXLITE(TM) installations. Version 3.0 has been trouble free and has been well received by bingo halls and customers. In keeping with the Company's commitment to be at the forefront of the electronic bingo, the Company will be upgrading all existing customers to version 3.0.

     Revenues generated from the Max Bingo Systems, whilst not meeting past expectations are continuing to grow. Combined revenues from MAXPLUS(TM), MAXLITE(TM), and TURBOMAX(TM) produced $90,000 in June, and $125,000 in July. With confirmed additional orders awaiting installation, and after expiry of revenue free periods, the Company's base revenue will approximate $170,000 by September, and $200,000 for October 1997.

     The company has embarked on a new strategy that will focus on the Max Bingo Systems. Based on a typical installation of 75 MAXLITE(TM) and 50 MAXPLUS(TM) and TURBOMAX(TM), the Company has targeted to complete six installations per month. The Company is using average daily rates of $5.00 per day for MAXLITE(TM), and $8.00 per day for both the MAXPLUS(TM) and TURBOMAX(TM) to estimate revenue. If the Company is successful in meeting the installation targets, the projected revenue for the month of December 1997, will be approximately $600,000, which will be sufficient to cover current monthly operating expenses.

     The Company will require funding of approximately $3.5 million to finance the capital costs of equipment for the projected installations. Various alternatives are currently being examined to secure funding on a non-dilutive basis including leasing and floor financing.

     The following positive factors add credence to management's belief that this model can be achieved;

     *The MAXLITE(TM) software version 3.0 has remained trouble free since introduction in July, and is the only hand-held electronic bingo unit that meets all the licensing requirements for the state of Mississippi.

     *Recent acceptance of the Company's speed bingo game - TURBOMAX (TM) gives a competitive edge over our competitors, and can produce high margin net revenues.
     *The Company is currently licensed for charity bingo in eleven states, and has applications pending in five additional states, two of which account for more than 25% of all bingo revenues in the United States. The imminent approval in Texas will greatly enhance sales opportunities.

     During the second quarter the Company made the necessary arrangements to relocate the U.S. operations from Phoenix to Denver. On August 11, 1997 the company opened its new 20,000 square foot warehouse facility. This new facility will be the hub of all U.S. operations, including sales and marketing, distribution, training, support and research and development. The Operations department is now fully staffed and trained to handle the projected new orders for the remainder of the year. The Company will raise operational efficiencies as both the Operations and Sales departments are now based in Denver.

     The Company will have a major presence at the NIGA tradeshow in Minneapolis in the last week of August, where its new marketing and promotion campaign will be unveiled. In addition, the Company will be demonstrating the leading edge technology of the company's Max Bingo System products. The Company is expecting to generate a substantial number of new leads from this show. The annual general meeting has been scheduled for September 17, 1997 in Vancouver, B.C., Canada.

Results of Operations -

1997 Compared to 1996

     The net loss from operations was $3,217,044 in 1997 compared to $1,993,221 in 1996. Revenues from operations increased 198% from 1996. The increase is primarily the result of $310,000 joint venture projects income and 13% increase in product sales.

     Cost of sales as a percentage of product sales remained relatively constant at approximately 62% for the past two quarters compared to approximately 39% for the six months ending June 30, 1996. The increase in cost of sales over the prior year is due primarily to the mix of products currently on lease. The general and administrative expenses increased by approximately $1,120,000 due to the addition of sales, operational and administrative personnel in anticipation of increases in product sales. Research and development expenses decreased primarily as a result of the efforts of the Company with regards to the development of Sonic Bingo, and enhancements to PARTI-MAX being near completion.

Liquidity and Capital Resources -

     The Company requires working capital principally to fund its current operations, expand its operations and research. From time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund its operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. It is anticipated that current operations will expand and the funds generated will exceed the Company's working capital requirements and that it will no longer seek funding to cover current operations. However, expansion of current markets and the addition of new markets, most likely will require additional working capital.

The Company does intend to intensify its search for new products or technologies in development as well as those currently being marketed, including complete operating businesses. In its acquisition program, the Company focuses on opportunities that have demonstrated long-term growth potential, strong marketing presence, and the basis for continuing profitability. Where the Company believes it is warranted, it may commit its current liquid resources, leverage its current operations and assets through additional borrowings, dispose of one or more of its current activities, seek additional debt or equity financing, or enter into other transactions to fund a desired acquisition or expansion.
     The Company is exploring potential acquisitions, but has not to date reached any commitment, there can be no assurance that the Company will be able to identify an acquisition candidate that will meet its criteria, that the Company would be able to employ its existing resources advantageously to fund such an acquisition, that any required debt or equity financing could be obtained through alternative sources, or that any acquisition will in fact be completed.

     On August 7, 1997, the Company announced that it is conducting discussions with a representative of the purchasers of approximately $6,700,000 of convertible debentures recently issued by the Company. In an effort to eliminate recent volatility in the activity of its common stock, the Company is negotiating a possible modification of the conversion rights of the debentures. The discussions, if consummated, would give the Company the right to repurchase the debentures at 120% of their principal amount during a lock-up period of nine months, during which period the debentures would no longer be exercisable. The Company also announced that, pending the consummation of such discussions or the resolution of questions relating to the issuance of the stock underlying the debentures, the Company would not issue any stock on exercise of the debentures. The terms of the debentures permit conversions at any time at discounts from the Company's common stock trading bid prices over a prescribed time period preceding the conversion. No assurance can be given as to whether such discussions will be consummated.

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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed two reports on Form 8-K during the three months ended June 30, 1997.

3.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: June 19, 1997

4.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: May 28, 1997



                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ADVANCED GAMING TECHNOLOGY, INC.
                                     (Registrant)





DATE:      August 14, 1997          By:   /s/
                                          Firoz Lakhani
                                          President, Chief Operating
                                          Officer and Director

DATE:      August 14, 1997          By:   /s/
                                          Donald Robert Mackay
                                          Principal Financial and
                                          Accounting Officer