Form 10QSB
period 1997-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 1997-11-17
CIK 1030699

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                 U.S. Securities and Exchange Commission

                         Washington, D.C.  20549

                                Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                     SECURITIES EXCHANGE ACT OF 1934

      For the quarterly period ended:               September 30, 1997

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

                     APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
October 31, 1997     85,767,895

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x


                       PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1997 may not be indicative of the results that may be expected for the year ending December 31, 1997.























                       Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                 (Unaudited)

                                       September 30,            December 31,
ASSETS:                                    1997                     1996
Current Assets
  Cash and cash equivalents           $         -           $       76,615
  Accounts receivable, net                 459,112                  56,492
  Prepaid expenses                         390,874                 129,969
  Deferred charges                         649,423                       -
  Inventory                                196,608                  43,000
  Notes receivable                          52,525                 129,426
     Total current assets                1,748,542                 435,502

Notes Receivable                         1,245,991               1,099,300

Property and Equipment                   3,562,147               2,553,293
  Less: accumulated depreciation          (980,538)               (583,412)
                                         2,581,609               1,969,881

Intangible and other assets              5,609,347               5,940,882
     Total assets                     $ 11,185,489            $  9,445,565

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities
  Accounts payable and
  accrued liabilities                $   3,387,492            $  3,823,853
  Bank loan                                      -                 354,100
  Convertible notes                      4,062,302               3,292,715
  Deferred revenue                         390,000                 765,380
  Current portion of long term debt      1,696,460               2,459,528
     Total current liabilities           9,536,254              10,695,576

Long term obligations,
 net of current portion                  1,987,268               1,911,864
     Total liabilities                  11,523,522              12,607,440

Stockholders' Deficit:
   Preferred Stock-10% cumulative,
   $.10  par value; authorized
   4,000,000 shares; issued - nil                -                       -

  Common Stock - $.005 par value;
  authorized 150,000,000 shares;
  issued and outstanding 80,769,776
  in 1997 and 42,248,368 in 1996           403,849                 211,242
  Additional paid-in capital            27,726,698              20,000,471
  Accumulated deficit                  (28,468,580)            (23,373,588)
     Total stockholders' deficit          (338,033)             (3,161,875)
     Total Liabilities and
       Stockholders' Deficit          $ 11,185,489            $  9,445,565

  The accompanying notes are an integral part of the condensed consolidated financial statements.


                       Advanced Gaming Technology, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                  (Unaudited)




                          For the Three Months         For the Nine Months
                          Ended September 30,          Ended September 30,
                         1997            1996          1997             1996

Revenues              $ 304,662      $ 220,442    $1,027,864       $ 586,140
Cost of revenues        169,353         55,577       409,827         198,172
Gross margin            135,309        164,865       618,037         387,968

Expenses
 Research and
 development            389,487        372,464       918,370       1,092,990
 General and
 administrative       1,060,231        673,239     3,162,380       1,652,008
                      1,449,718      1,045,703     4,080,750       2,744,998

Loss from operations  1,314,409        880,838     3,462,713       2,357,030

Other income
 (expense),net         (563,542)      (643,600)   (1,632,282)     (1,160,629)

Net Loss             $1,877,951     $1,524,438    $5,094,995      $3,517,659

Net loss per
 common share        $     (.03)    $     (.04)   $     (.09)     $     (.10)

Weighted average
 common shares
 outstanding         57,368,781     34,579,285    57,368,781      34,579,285















   The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Advanced Gaming Technology, Inc.
               CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                 (Unaudited)

                                                        For the Nine Months
                                                        Ended September  30,
                                                        1997             1996
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                       $  (5,094,995)     $(3,517,659)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization                   658,399          378,096
     Deferred revenues                              (310,000)               -
     Issuance of common stock for expenses           526,808                -
     Loss on sale of assets and allowance for loss    89,330          525,613
     Change in operating assets and liabilities:
       Accounts receivable                          (402,620)        (118,172)
       Prepaid expenses                             (260,905)        (  9,915)
       Deferred charges                             (649,423)               -
       Inventory                                    (153,608)         (23,785)
       Notes receivable                              (69,790)               -
       Accounts payable and accrued liabilities     (507,385)        (594,335)
Net cash used in operating activities             (6,174,189)      (3,360,157)

Cash Flows From Investing Activities:
Other assets                                         (86,568)        (215,303)
Purchase of property and equipment                (1,008,854)      (2,208,508)
Deferred development costs                                 -         (150,527)
Proceeds from sale of assets                          67,500                -
Net Cash Used In Investing Activities             (1,027,922)      (2,574,338)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock             2,099,308        1,700,000
Proceeds from debt and notes                       6,891,578        4,240,000
Repayment of debt and notes                       (1,511,290)        (757,690)
Advances from joint venture partner                        -          755,757
Bank loan                                           (354,100)               -
Net cash provided by financing activities          7,125,496        5,938,067
Net change in cash and cash equivalents              (76,615)           3,572
Cash and cash equivalents at beginning of period      76,615           17,739
Cash and cash equivalents at end of period       $         -      $    21,311

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest       $   340,627      $   113,652
Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of notes to common stock              $ 4,672,662      $         -



  The accompanying notes are an integral part of the condensed consolidated financial statements.


                      Advanced Gaming Technology, Inc.
             NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1997 AND 1996
                                (Unaudited)


1.     Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1997, are not necessarily indicative of the results that may be expected for the year ended December 31, 1997. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1996.

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

     During the second quarter the Company made the necessary arrangements to relocate the U.S. operations from Phoenix to Denver. On August 11, 1997 the company opened its new 20,000 square foot facility. This new facility will be the hub of all U.S. operations, including sales and marketing, distribution, training, support and research and development. The Operations department is now fully staffed and trained to handle the projected new orders for the remainder of the year. The Company will raise operational efficiencies as both the Operations and Sales departments are now located in a more central location.

     On November 4, 1997 the Company received an order for 100 MAXLITE(TM) handset units and 80 MAXPLUS(TM)/TurboMAX(TM) units. Once these units are installed and in operation, the Company projects that they will generate gross revenues to the Company of $275,000 per year. When all the current back-log of orders now being installed are operational, the Company will have in excess of 1,600 MAX Bingo System units in the market.

     The Company has recently completed an in-depth analysis of the utility of its products in each customer hall. This comprehensive exercise has resulted in the Company adopting and introducing a program whereby the Company will work with the customers to increase the demand for the MAX line of products.

     Recently, MAX Bingo Systems has enjoyed wide media coverage having been featured in some of the most recognized trade journals in the Bingo industry, including September's issue of Indian Gaming Magazine; October's issue of Bingo Manager and the fall issue of Market Pulse Journal. This type of media coverage increases the consumer awareness of the MAX Bingo Systems, which in turn assists the Company's sales team.

     On November 4, 1997 the Company reached an agreement with Bingo Technologies Corporation of Nevada, whereby Bingo Technologies Corporation will distribute in certain bingo halls the MAXPLUS(TM) fixed base system and TurboMAX(TM), the Company's speed game. Bingo Technologies Corporation is a private company engaged in production and distribution of its own hand-held electronic bingo unit, a field in which it is one of the industry leaders. This arrangement allows the MAX Bingo Systems line of products to be more expeditiously placed in the industry


Results of Operations -

1997 Compared to 1996

     For the nine months ended September 30, 1997 the net loss from operations was $5,095,000 in 1997 compared to $3,518,000 in 1996 and the three months ended September 30, resulted in a loss of $1,878,000 in 1997 compared to $1,524,000 in 1996. Revenues from operations increased 75% from 1996. The increase is primarily the result of $310,000 in income from joint venture projects and a 22% increase in product sales.

     Cost of sales as a percentage of product sales remained relatively constant at approximately 57% for the past three quarters compared to approximately 34% for the nine months ending September 30, 1996. The increase in cost of sales over the prior year is due primarily to the mix of products currently on lease. The general and administrative expenses increased by approximately $1,510,000 due to among other things the relocation of operations from Phoenix to Denver as well as the addition of sales, operational and administrative personnel in anticipation of increases in product sales. Research and development expenses decreased primarily as a result of the efforts of the Company with regards to the development of Sonic Bingo, and enhancements to PARTI-MAX which are nearing completion.

Liquidity and Capital Resources -

     The Company requires working capital principally to fund its current operations, expand its operations and research. From time to time in the past the Company has relied on short-term borrowing and the issuance of restricted common stock to fund its operations. There are no formal commitments from banks or other lending sources for lines of credit or similar short-term borrowing, but the Company has been able to borrow any additional working capital that has been required. It is anticipated that current operations will expand and the funds generated will exceed the Company's working capital requirements and that it will no longer seek funding to cover current operations. However, based on the Company's projections of expansion of the current markets and the addition of new markets, the Company will require funding to finance the capital costs of equipment for the projected installations. Various alternatives are currently being examined to secure funding on a non-dilutive basis including leasing and floor financing.

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

     In an effort to eliminate recent volatility in the activity of its common stock, the Company is negotiating a possible modification of the conversion rights of certain convertible notes. The negotiations between the Company and the subscribers are at an advanced stage, however no agreement has been consummated.

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

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

At the annual general meeting held September 17, 1997 in Vancouver, B.C., Canada the stockholders voted to approve the election of the Directors to serve until the 1998 annual meeting, to effect a reverse stock split in which one new share of common stock would be exchanged for a number of shares to be determined by the Board of Directors (not more than four shares) and ratified the selection of Robison, Hill & Co. to audit the Company's books and records for the fiscal year ending December 31, 1997.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed two reports on Form 8-K during the three months ended September 30, 1997.

1.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: July 31, 1997

2.Item reported: Item 9 sales of equity securities pursuant to regulation S
     Date of report: August 26, 1997

                              SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                   ADVANCED GAMING TECHNOLOGY, INC.
                            (Registrant)





DATE:      November 14, 1997                 By:   /s/

                                             Firoz Lakhani
                                             President, Chief Operating
                                             Officer and Director

DATE:      November 14, 1997                 By:   /s/
                                             Donald Robert Mackay
                                             Principal Financial and
                                             Accounting Officer