Form 10KSB
period 1997-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 1998-04-15
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[x]        ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
           EXCHANGE ACT OF 1934

                     For The Fiscal Year Ended: December 31, 1997

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
State or other jurisdiction of                                 (I.R.S. Employer
incorporation or organization                                 Identification No.



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

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No

                                                                 Total pages: 34
                                                          Exhibit Index Page: 32



     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

     State issuer's revenues for its most recent fiscal year: $1,338,121


     As of February 28, 1998, there were 110,985,561 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $15,260,514 computed at the average bid and asked price as of February 28, 1998.


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

 None

     Transitional Small Business Disclosure Format (check one): Yes NO X

                                TABLE OF CONTENTS


Item Number and Caption                                                    Page

PART I

Item 1    Description of Business ..........................................  4

Item 2    Description of Property .......................................... 15

Item 3    Legal Proceedings ................................................ 16

Item 4    Submission of Matters to a Vote of Security Holders .............. 18

PART II

Item 5    Market for Common Equity and Related Stockholder Matters ......... 19

Item 6    Management's Discussion and Analysis or Plan of Operations ....... 20

Item 7    Financial Statements ............................................. 23

Item 8    Changes in and Disagreements with Accountants on Accounting and
          Financial Disclosure.............................................. 23

PART III

Item 9    Directors, Executive Officers, Promoters and Control Persons;
          Compliance with Section 16(a) of the Exchange Act ................ 24

Item 10   Executive Compensation ........................................... 25

Item 11   Security Ownership of Certain Beneficial Owners and Management ... 30

Item 12   Certain Relationships and Related Transactions ................... 31

Item 13   Exhibits and Reports on form 8-K ................................. 32

                                     PART I




                         ITEM I DESCRIPTION OF BUSINESS



GENERAL

     Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), is engaged in the design, assembly, supply, marketing and servicing of electronic gaming products, the core of which is its MAX Bingo Systems. The Company is also engaged in designing and developing a wireless, hand-held bingo unit, it's Parti MAX for use in the United Kingdom. Advanced Gaming Technology, Inc. is also developing a fast-paced, progressive linked speed bingo game, to be marketed under the name "Sonic Bingo". The Company anticipates that both Parti MAX and Sonic Bingo will generate revenues in the fourth quarter of 1998. In addition, the Company owns, through one of its wholly-owned subsidiaries, 178 acres of undeveloped property in Stone County, Missouri. The Company's common stock is traded on the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Under the symbol "AGTI."

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

     The Company has the following wholly owned subsidiaries: Executive Video Systems, Inc., a Maryland corporation ("Executive Video"), Palace Entertainment Limited, a company organized under the laws of the British Virgin Islands ("Palace"), Branson Signature Resorts, Inc., a Nevada corporation ("Branson"), River Oaks Holdings, Inc., a Missouri corporation ("River Oaks"), Branson Bluffs Resorts, Inc. ("Branson Bluffs") a Missouri corporation, Allied Resorts, Inc. ("Allied") a Missouri corporation, River Oaks Resorts and Country Club, Inc. ("River Oaks Resort") a Texas corporation, Prisms, Inc., a North Carolina corporation ("Prisms"), Pleasure World Ltd., ("Pleasure World"), and its subsidiary Prisms (Bahamas) Ltd. ("Prisms Bahamas"), both companies organized under the laws of the Bahamas, and A.G.T. Acceptance Corp., a Nevada Corporation ("A.G.T. Acceptance Corp.").

     Executive Video owns certain proprietary software and technology relating to the MAX Bingo Systems, and prior to the merger with the Company, supplied five bingo locations .

     Palace Entertainment, an inactive company was organized in August 1996 to be a joint venture partner with various entities in China for the operation of entertainment centers in China, none of which materialized. See "Description of Business - Proposed Operations in Asia."

     Branson and its wholly-owned subsidiaries are a resort and land developer located in Branson, Missouri which owned two separate real estate properties:
(i) a resort property with limited existing development on site; and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property. The Company transferred the 178 acres of undeveloped property to River Oaks and is currently attempting to develop or sell such property. See "Description of Business - Real Estate Holdings."

     Prisms, Inc. transferred certain patents to Prisms (Bahamas) Ltd., for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Bingo Systems. Prisms has invented several games under the patents and Prisms Bahamas has trademarks in place for such games. See "Description of Business Recent Acquisition."

     The principal executive offices of the Company are located at 2482-650 West Georgia Street, P.O. Box 11610, Vancouver, British Columbia, Canada, V6B 4N9, telephone (604) 689-8841. The Company also has an office in Branson, Missouri, where its real estate holdings are located.


     RECENT DEVELOPMENTS. In February, 1998 the Company executed a Financing, Licensing, and Royalty Agreement with a major competitor, Bingo Technologies Corporation ("BTC"). This Agreement grants BTC the exclusive right to sell, market, manufacture, and distribute the MAXPLUS and TurboMAX products in the United States only for a period of five years. This Agreement has produced a licensing fee ($1,500,000), and will generate royalties of 15% based on the gross revenues generated by BTC from marketing these products. Minimum royalties in the first year of the Agreement are $350,000 and are to be negotiated by the parties thereafter, with the minimum royalty in subsequent years not to be lower than the royalty amount negotiated in the preceding year.

     On March 25, 1998, the Company executed a Letter of Understanding with its partner in the Sonic Bingo project, SEGA Gaming Technology, Inc. This is a refinement of the previous Letter of Intent signed by the parties May 13, 1996 and includes the formation of a new corporation which will result in:

     o    Sega Gaming Technology, Inc. licensing the use of the name "SEGA".
     o Advanced Gaming Technology, Inc. licensing its MAX Bingo System software, Prisms patented game technology, and rights to use the "Sonic Bingo" trademark.
     o Net income, capital expenditures and other product development costs will be shared equally.

     Additionally, SEGA Gaming Technology, Inc. has committed to acquire up to 5,000,000 common shares of Advanced Gaming Technology, Inc. in open market transactions and/or by way of private placement.

     Effective with the filing of this report, and subject to finalization of severance packages, Mr. Robert C. Silzer, Sr. resigned as Chairman of the Board of Directors of the Company and all subsidiary companies. Mr. Firoz Lakhani resigned as President, Chief Operating Officer and Director of the Company and all subsidiary companies.

     OPERATING LOSSES. The Company has incurred net losses of $9,575,512 and $5,629,961 for the fiscal years ended December 31, 1997 and December 31, 1996, respectively. Such operating losses reflect developmental and other start-up activities. The Company expects to incur losses in the near future until profitability is achieved. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.


     FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company has generated minimal revenues from product distribution. Revenues are not yet sufficient to support the Company's operating expenses and are not expected to reach such levels until the fourth quarter of 1998 . Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The Company will be required to seek additional financing in the future. There can be no assurance that such financing will be available at all or available on terms acceptable to the Company.


     GOVERNMENT REGULATION. The Company's operations are subject to gaming laws, which vary according to the jurisdiction in which each product is marketed. The state and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class
III. The Company's business will be impacted based upon how its products are ultimately classified. See "Business - Government Regulation" and "Business - Native American Bingo Operations."


     RISK OF LOW-PRICED STOCKS. Rules 15g-1 through 15g-9 promulgated under the Securities Exchange Act of 1934 (the "Exchange Act") impose sales practice and disclosure requirements on certain brokers and dealers who engage in certain transactions involving "a penny stock."

     Currently, the Company's Common Stock is considered a penny stock for purposes of the Exchange Act. The additional sales practice and disclosure requirements imposed on certain brokers and dealers could impede the sale of the Company's Common Stock in the secondary market. In addition, the market liquidity and price for the Company's securities may be adversely affected.

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"' (generally, an individual with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt. In addition, the penny stock regulations require the broker or dealer to deliver, prior to any transaction involving a penny stock, a disclosure schedule prepared by the Securities and Exchange Commission (the "SEC") relating to the penny stock market, unless the broker, or dealer, or the transaction is otherwise exempt. A broker, or dealer is also required to disclose commissions payable to the broker or dealer and the registered representative and current quotations for the Securities. In addition, a broker or dealer is required to send monthly statements disclosing recent price information with respect to the penny stock held in a customer's account and information with respect to the limited market in penny stocks.


     LACK OF TRADEMARK AND PATENT PROTECTION. The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate it products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents; such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents. See "Business - Patents and Trademarks."


PRODUCTS

MAX BINGO SYSTEMS
     The Company's MAX Bingo Systems products currently include three different products:

     [i] MAXPLUS. The MAXPLUS Bingo System is the first proprietary electronic bingo system developed by the Company. Approximately 295 MAXPLUS units are currently in use in the United States.

     MAXPLUS is designed to increase bingo revenue at bingo halls, reduce administration costs and increase the excitement of play and the opportunity for bingo players to win. MAXPLUS gives players the opportunity to electronically play up to 300 bingo cards simultaneously. The maximum physical number of cards an average bingo player can manually daub (cover) is approximately 18. The electronically operated MAXPLUS system keeps track of each card and gives the player the option to display on the screen those most likely to reach bingo first. As the bingo numbers are called they can be entered manually or automatically. The manual setting keeps the players focused and feeling part of the game as if they were playing a paper-based system. The automatic setting lets the players relax and concentrate on their paper daubing, if they are playing paper bingo as well, or eating, drinking, or engaging in conversation if they are not.

     For the bingo hall operator, electronic bingo systems, such as the MAXPLUS Bingo System, may increase the revenue generated on a daily basis by allowing players to play many more cards at a time. Concession stand sales may also increase because players can consume greater amounts within the same bingo session. By generating greater gross revenues, the hall operator may be able to increase the size of the prizes awarded and thereby attract larger crowds. In addition, the MAXPLUS Bingo System lets the operator track necessary financial and analytical information by providing a fully integrated accounting package.

     [ii] MAXLITE. The MAXLITE Bingo system is the newest addition to the Company's electronic bingo product line. It is a portable, hand-held electronic bingo unit which stores up to 50 different games and allows users to play up to 300 bingo cards per game. The unit measures 12" x 9" and offers many of the advantages of the MAXPLUS system in a lightweight wireless package, which allows players freedom of movement in the bingo hall, thus increasing the players' enjoyment and the hall operators' revenue. Approximately 525 MAXLITE units are currently in use in the United States.

     [iii] TurboMAX. TurboMAX is a pari-mutual system which has five progressive jackpots with five different patterns for each game. A percentage of player purchases can be selected and allocated toward a jackpot, which allows a jackpot to be offered on every game. TurboMAX is a high speed bingo game which can be played every 45 to 60 seconds. Approximately 30 TurboMAX units are currently in use in the United States.


SONIC BINGO

     Sonic Bingo is a high-stakes electronic speed bingo unit which uses the Company's TurboMAX software, and is capable of playing multiple cards simultaneously in sixty (60) second intervals. Sonic Bingo units will be available in various styles capable of accommodating from 4 to 250 stations. This system is capable of being networked throughout gaming halls as well as an entire city or even a country (depending upon regulatory approvals), which facilitates games involving major progressive jackpots.

     The Sonic Bingo prototype was introduced to the market at the World Gaming Show in Las Vegas held in October, 1996. Development is being finalized for beta testing in the third quarter of 1998, and introduction in the market in the fourth quarter of 1998.

     On March 25, 1998, the Company executed a Letter of Understanding with its partner in the Sonic Bingo project, SEGA Gaming Technology, Inc. This is a refinement of the previous Letter of Intent signed by the parties May 13, 1996 and includes the formation of a new corporation which will result in:

     o    Sega Gaming Technology, Inc. licensing the use of the name "SEGA".
     o Advanced Gaming Technology, Inc. licensing its MAX Bingo System software, Prisms patented game technology, and rights to use the "Sonic Bingo" trademark.
     o Net income, capital expenditures and other product development costs will be shared equally. Additionally, SEGA Gaming Technology, Inc. has committed to acquire up to 5,000,000 common shares of Advanced Gaming Technology, Inc. in open market transactions and/or by way of private placement.

     Pursuant to an agreement with Fortune Entertainment Corporation, and in order to assist in the development of Sonic Bingo, in September 1996, the Company sold an 18.75% share of the Company's interest in this project for $750,000; $390,000 of which had been received up to December 31, 1997.


Parti MAX

     The Company, having developed its MAXLITE hand held unit, identified the United Kingdom as a natural new market for a portable unit, since there is currently no portable electronic bingo systems in that country, and the bingo market there is substantial. The Company entered into a Leasing and Service Agency Agreement dated September 15, 1996 with Edward Thompson Group ("ETG") of the United Kingdom, a private company established in 1867, and the leading manufacturer and supplier of bingo paper and related products in that country. Pursuant to the Agreement the Company is developing a wireless hand-held electronic bingo system suitable for the United Kingdom market. Advanced Gaming Technology, Inc. is responsible for design, engineering, manufacture, and supply of the product. Edward Thompson Group will be responsible for marketing and sale or lease of the Parti MAX system in bingo halls throughout the U.K. Also, ETG will be responsible for personnel training, repair and maintenance, all customer service activities, and for administration of each installation. ETG will obtain all necessary regulatory approvals.

     The Company and Edward Thompson Group will share net revenues equally after Advanced Gaming has recouped certain of its development costs (up to 500,000 pounds sterling, approximately $800,000), until then revenues will accrue 60% to Advanced Gaming Technology, Inc., and 40% to ETG.

     The Company is at an advanced stage of development for the Parti MAX, and expects preliminary testing in bingo halls to commence in the second quarter of 1998, with revenues anticipated to begin in the fourth quarter of 1998.

     Pursuant to an agreement with Fortune Entertainment Corporation, and in order to assist in the development of Parti MAX, in September 1996, the Company sold a 15.0% share of the Company's interest in this project for $600,000.


SALES AND MARKETING

     The MAX Bingo Systems are leased to bingo halls. The cost to the hall operator is based on a daily lease rate per unit, which reduces the initial capital outlay of the operator. The Company's MAX Bingo Systems complement paper-based bingo halls. The Systems are modular; consequently, as their popularity builds, additional units can be added to the systems.

     In February, 1998 the Company executed a Financing, Licensing, and Royalty agreement with a major competitor, Bingo Technologies Corporation ("BTC"). This agreement grants BTC the exclusive right to sell, market, manufacture, and distribute the MAXPLUS and TurboMAX products in the United States only for a period of five years. This agreement has produced a licensing fee ($1,500,000), and will generate royalties of 15% based on the gross revenues generated by BTC from marketing these products. Minimum royalties in the first year of the agreement are $350,000 and are to be negotiated by the parties thereafter, with the minimum royalty not to be lower than $350,000 in any year.


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

     Advanced Gaming will focus it's activities concerning the MAX Bingo Systems as follows:

          MAXPLUS & TurboMAX - Canada and other world markets

          MAXLITE            - United States, Canada and other world markets


     MARKET SEGMENTS. The key segments of the bingo market are as follows:

     HIGH STAKES NATIVE AMERICAN BINGO. There are presently over 200 bingo operations located on Native American reservations in the United States and Canada. It is believed that the largest bingo games in the United States are run on Native American reservations. The bingo halls located on these reservations typically seat between 300 and 2,000 players. Bingo games are conducted three to seven days per week, playing up to 28 bingo sessions per week.

     CHARITY BINGO. Charity bingo sessions are conducted on a regular basis by parochial, private and public schools, churches, fraternal orders, sororities, little leagues, symphony orchestras, cultural and civic organizations, auxiliaries, various clubs, synagogues, day-care centers, retirement associations and most of other not-for-profit organizations across the United States and Canada. Some of these bingo operations, because of their small size or infrequency of operation, are not candidates for permanent electronic installations, although portable electronic systems may be provided to certain operations on a predetermined date and removed after completion of the session.

     In many states, it is legal for a number of charities to associate with each other for the purpose of operating bingo halls. In North America, it is estimated that the majority of charity bingo is conducted in this manner. Under this concept, the association leases a suitable hall, plays bingo seven days per week, with a specific charity accepting responsibility for operations for that particular day of the week. In the United States, this type of operation is known as a "bingo barn." The result is a bingo operation that is much more efficient than isolated charity games. All of these charity bingo operations are strong candidates for the electronic bingo systems.

REAL ESTATE HOLDING

     On June 22, 1995, pursuant to an Agreement and Plan of Reorganization by and among the Company, Branson Signature Resorts, Inc. ("Branson") and certain shareholders of Branson, dated June 1, 1995 (the "Exchange Agreement"), the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson and its subsidiaries are a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site; and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to capitalize on the 178 acres of undeveloped property by way of a sale or development of the property with a joint venture partner.

     The undeveloped property has been pledged to secure the repayment of: (i) promissory notes in an aggregate principal amount of $1,339,792 bearing interest at nine percent (9%) per annum and due in July 2002; (ii) a promissory note in the principal amount of $60,812 bearing interest at ten percent (10%) per annum and due on demand; and (iii) a convertible debenture in the principal amount of $1,249,286 and accrued interest in the amount of $228,538 bearing interest at two percent (2%) per month, compounded monthly, which was due December 1, 1997 and is currently being renegotiated.


RECENT ACQUISITION

     PRISMS, INC. The Company entered into a Share Purchase Agreement, dated September 26, 1996 (the "Prisms Agreement"), among (i) the Company, (ii) Prisms, and (iii) the shareholders of Prisms, to acquire all the issued and outstanding shares of Prisms. The purchase price for the acquisition was $600,000, payable in 300,000 shares of the Company's Common Stock, with such shares having a deemed value of $2.00 per share (the "Acquisition shares"). Prism's primary assets are certain patents for the development of bingo and other entertainment games which management of the Company believes favorably complement the Company's MAX Bingo Systems. Prisms has invented several games under the patents (the "Patented Products") and has intent to use trademarks in place for the Patented Products.

     Pursuant to the Prisms Agreement, in October 1997, the Company issued 2,567,755 additional shares of Common Stock so that the total value of the Acquisition shares issued equaled $600,000. In addition, upon the receipt by the Company of $10,000 of net sales for a Patented Product, the Company is required to issue an additional 28,572 shares of Common Stock, at a deemed value of $2.00 per share, for each such Patented Product (the "Product Shares"). In the event the issued Product Shares do not trade at a minimum average closing price of $2.00 per share as reported by the NASD for a ten (10) day trading period commencing 12 months after the issuance of the Product Shares, the Company is required to issue additional shares of Common Stock so that the total value of the Product Shares is $57,144. The Company has not issued any Product Shares.

     The former Prisms shareholders are also entitled to a royalty, payable on a quarterly basis, equal to two percent (2%) of the net sale price of the products after deduction of packaging and shipping costs, allowances made for defective products, excise duties, value-added taxes or other similar taxes charged or included in the price to the customer.


NATIVE AMERICAN BINGO OPERATIONS

     THE INDIAN GAMING REGULATORY ACT. IGR classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pulltabs, lotto, punch boards, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games such as black jack, craps and keno. Generally, Class II gaming may be conducted on Native American lands if the state in which the Native American reservation is located permits such gaming for any purpose by any person. Class III gaming, on the other hand, may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. See "Business - Government Regulation."


PROPOSED OPERATIONS IN ASIA

     The Company embarked on a restructuring of the Company's operations in December 1997, and consequently has abandoned all projects in Asia.

     Due to the Company's limited financial resources, the inability to execute its intentions from afar, and the political uncertainty of Asia, all prospects regarding any projects in Asia have been terminated. The Company is currently disposing of all assets, and believes all potential costs and charges have been adequately reflected in the financial statements for the year ended December 31, 1997.

     The  Company's  proposed  operations  in Asia  were  subject  to  political instability and government regulations relating to the gaming industry and foreign investors. Any changes in regulations or shifts in political conditions were beyond the control of the Company. Corporations are affected in varying degrees by government regulations with respect to restrictions on production of sales, price controls, import/export controls, income tax, expropriation of property and environmental legislation. Operations may also be materially affected by political and economic instability, economic or other sanctions imposed by other countries, terrorism, civil wars, guerrilla activities, military repression, crime, extreme fluctuations in currency exchange rates and inflation. The instability of China and the Philippines made it more difficult for the Company to attain any required project financing from lending institutions or private funding sources.

PARTICIPATION AGREEMENT WITH FORTUNE ENTERTAINMENT CORPORATION

     The Company entered into an Agreement, dated July 17, 1996, amended September 15, 1996 (the "Participation Agreement"), with Fortune Entertainment Corporation, a Delaware corporation ("FEC") under which FEC has the right to receive a participating interest in certain of the Company's projects as well as having the option to provide funding for the Company's MAXLITE handset on a lease basis.

     Under  the  Participation   Agreement,   FEC  has  acquired  the  following
interests:

     Parti MAX

     The right to acquire up to a fifteen percent (15%) carried interest in the Company's interest in the bingo projects currently being developed in the United Kingdom for $600,000 to be paid to the Company. Fortune Entertainment must pay its pro rata share of the costs and liabilities of the United Kingdom bingo projects. On October 31, 1996, Fortune Entertainment exercised its right and paid the Company $600,000.

     Sonic Bingo

     The right to acquire an 18.75% interest in the Company's interest in the development of the Sonic Bingo game in exchange for $750,000 to be paid on or before September 30, 1996, of which $390,000 was paid to the Company on September 30, 1996. Fortune Entertainment still owes the Company $360,000 in order to secure it's interest.

     The  parties  are  currently   re-negotiating  certain  of  the  terms  and
conditions of the Participation Agreement, including the possibility of the Company repurchasing FEC's interest in these projects. As at December 31, 1997, Fortune Entertainment had provided the Company with a total of $1,025,738.


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

     In each of the states where bingo is legal, the opening and operation of a game requires a license. In some states licensing is controlled at the state level and in other states it is controlled and issued at the local level. Some states have formed and maintain formal gaming commissions. In several states, the gaming commissions require that distributors, manufacturers and suppliers of bingo products and equipment as well as their sales representative obtain licenses. State regulations may limit the amount of revenues which the Company can generate by limiting the number of sessions, revenues per session, number of locations which may be operated, or other matters. The application for administrative approval by the Nevada Gaming Control Board to market and operate the Company's electronic bingo systems was filed to obtain access to the Nevada market. The Company is licensed in Alaska, Mississippi, Nevada, Texas, Virginia and Wisconsin, and has submitted an application for licensing to the Province of British Columbia, Canada.

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

     No assurances can be given that any of the Company's contracts will be renewed upon the expiration of their term or that, if renewed, the terms and conditions thereof will be favorable to the Company, nor can any assurances be given that a tribe or tribes will not cancel any such agreements prior to expiration of their stated term.


COMPETITION

     The Company believes it has five main competitors, most of which have substantially greater financial, marketing and technological resources than the Company. In addition, since electronic bingo comprises only a very small segment of the industry, it is conceivable that there will be new products and new companies entering this area of business. Notwithstanding this, the Company's management is of the opinion that with its constant upgrading of its MAX Bingo Systems and introduction of new products, the Company will be able to attain a meaningful share of this relatively untapped market.


PATENTS AND TRADEMARKS

     The Company relies on a combination of patent, trade secret, copyright and trademark law, nondisclosure agreements and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate its products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents, such patents may not afford all necessary protection and competitors may develop equivalent or superior products which may not infringe such patents.


RESEARCH AND MARKET DEVELOPMENT

     During the fiscal years ended December 31, 1997 and 1996, research and market development expenses of the Company totaled approximately $1,230,426 and $1,691,546 respectively. During 1997 and 1996 the majority of these expenses were related to the development of MAXLITE, the refinement of MAXPLUS, and TurboMAX and the further development of its new products Parti MAX and Sonic Bingo.


EMPLOYEES

     As of February 28, 1998, the Company had 21 employees, none of whom is represented by a labor union.




                         ITEM 2. DESCRIPTION OF PROPERTY



     The Company's principal executive offices are located in Vancouver, British Columbia, Canada. In addition, the Company has an office in Branson, Missouri, where its real estate holding is located. The Company intends on relocating its executive and administrative offices to Las Vegas, Nevada by mid 1998.

     Pursuant to a lease dated March 13, 1995 and amended February 22, 1996 (the "Vancouver Lease"), the Company leases 4,252 square feet in Vancouver, British Columbia for its principal executive office. The annual base rent under the Vancouver Lease is CDN $34,788. The Vancouver Lease expires on March 31, 2000. The Company intends to assign this lease in conjunction with its corporate restructuring whereby executive and administrative functions will be re-located to Las Vegas, Nevada.

     The Company's wholly-owned subsidiary, River Oaks Holding, Inc. ("River Oaks"), leases approximately 900 square feet in Branson, Missouri pursuant to a lease dated November 1, 1996 (the "Branson Lease"). River Oaks pays $300 per month rent under the Branson Lease, which is month to month.

     In February, 1998 pursuant to an agreement with Bingo Technologies Corporation, ("BTC") the Company assigned it's obligations for it's distribution facility in Colorado, and its sales and marketing office located in Ohio to BTC.

     On June 22, 1995, pursuant to the Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site; and
(ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to capitalize on the 178 acres of undeveloped property by way of a sale or development with a joint venture partner.

     The undeveloped property has been pledged to secure the repayment of: (i) promissory notes in an aggregate principal amount of $1,339,792 bearing interest at nine percent (9%) per annum and due in July 2002; (ii) a promissory note in the principal amount of $60,812 bearing interest at ten percent (10%) per annum and due on demand; and (iii) a convertible debenture in the principal amount of $,1,249,286 and accrual interest in the amount of $228,538 bearing interest at two percent (2%) per month, compounded monthly, which was due December 1, 1997 and is currently being renegotiated.




                            ITEM 3. LEGAL PROCEEDINGS



     In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

     Braintech, Inc. ("Braintech") filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech claimed damages in the amount of $200,000, plus interest of ten percent (10%) per annum, and costs. In 1997, the Company settled this dispute for $75,000 to be paid by issuance of stock.

     In January 1996, Tierra Corporation ("Tierra") commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc. a Texas corporation and a subsidiary of Branson ("River Oaks Resort") defaulted on a promissory note. A judgment is sought in the principal amount of $75,106, plus interest since October 18, 1995, at 10% per annum. An answer has been filed on behalf of River Oaks Resort averring that Tierra has not performed conditions precedent to assessing any deficiency and that no accounting regarding the disposition of security for such note has been provided and, in addition, a counter claim was filed, asserting Tierra disposed of stock collateral in a commercially unreasonable manner. A principal of Tierra has recently filed suit in Dallas, Texas concerning the stock collateral. Preliminary discovery has occurred but no depositions have been taken.

     In February 1996, P.D.I., LLC, a Missouri limited liability company ("PDI") commenced an action in the Circuit Court of Stone County Missouri, claiming breach of a real estate purchase agreement which in part, provided for the construction of a sewage treatment facility for which damages are claimed, including the awarding to PDI of all escrow funds, costs and expenses incurred by PDI over and above the amount of escrow funds and cost and expenses, including attorney fees in connection with the commencement of the action. In response, the Company and River Oaks Resort have counter claimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment facility and the permit application for construction approval by the Missouri Department of Natural Resources. Moreover, a claim has also been made by River Oaks Resort and the Company that subsequent development attempted by PDI has encroached upon property development belonging to River Oaks Resort and the Company without the right to do so, including damages for disruption resulting therefrom.

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

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"), filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs. In July 1997, the case was transferred from the federal court in San Diego, California to the federal court in Phoenix, Arizona. Discovery is expected to commence in May, 1998.

     The Company entered into a Lease License Agreement, dated December 7, 1995 with G&J Production Trust. Pursuant to the Lease License Agreement, G&J Production Trust leased 200 MAXPLUS Bingo System units from the Company for use in G&J Production's bingo operation located in Victorville, California. As of January 23, 1997, G&J Production Trust was approximately three months behind in their payments to the Company and the Company removed its equipment from Victorville. In July 1997, the Company commenced a lawsuit. This action includes a claim for all outstanding accounts receivable, breach of Contract, and reimbursement for various costs expended by the Company in regards to the Contract.

     In December 1997, a former employee commenced an action against the Company in the District Court of the County of Hennepin, Minnesota alleging non payment of certain expenses incurred while in the employ of the Company. The Company has entered a defense and denies any liability.

     In February and March 1998, actions were brought against the Company in the District Court in the States of New York and Colorado by certain Convertible Debenture holders. The plaintiffs are alleging the Company is in default in regard to the conversion of these debentures. The Company has responded to these allegations, and settlements are pending.

     The Company is vigorously defending these law suits. However, no assurance can be given as to the outcome of these cases, but in the opinion of management and counsel, the ultimate liability will not have a material effect on its financial position or results of operations.




                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS



     No matters were submitted to a vote of security holders during the year ended December 31, 1997.

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

           Year         Period                     Low             High
           ----         ------                     ---             ----
           1996         First Quarter            $ .25           $  .99
                        Second Quarter             .64             2.19
                        Third Quarter              .99             1.61
                        Fourth Quarter             .49             1.26

           1997         First Quarter              .45             1.04
                        Second Quarter             .31              .83
                        Third Quarter              .18              .46
                        Fourth Quarter             .04              .20


     DIVIDENDS. The Company has never declared or paid dividends. It is the present policy of the Company to retain any earnings to finance the growth and development of the business and, therefore, the Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of February 28, 1998 was 368.


     RECENT SALES OF UNREGISTERED SECURITIES. Sales of unregistered securities during the past year were filed pursuant to 8-K on the following dates: March 17, 1997; April 7, 1997; April 24, 1997; May 27, 1997; June 18, 1997; July 15,
1997;  July 31, 1997;  August 26,  1997;  September  22, 1997;  October 6, 1997;
November 3, 1997; and subsequent to year end, January 14, 1998; March 3, 1998.

                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS



GENERAL

     Entering 1997, the Company's primary goal was to secure the necessary financing to enhance the software for its MAX Bingo System products, and to develop an infrastructure capable of marketing, distributing and providing technical support for these products in a manner which would result in Advanced Gaming Technology, Inc., finally achieving profitability.

     From a financing perspective the Company committed to raise this capital, through an agent, by issuing a series of Convertible Debentures, issued under Regulation S of the Securities Act of 1933. Between February 1997 and July 1997, the Company raised a net total of $4.7 million. These funds were used to settle debt, and provide working capital to build the infrastructure. By August 1997, the Company centralized its U.S. operations in a 20,000 square foot facility in Denver, Colorado. This included sales, distribution, training, and support personnel. Additionally, software version 3.0 of the MAXLITE electronic hand-held bingo unit was introduced, and has been virtually trouble free in bingo balls since this date. At its peak, the Company's employee base reached 46 which was a doubling of the 1996 staffing levels.

     However, the nature of, and the conversion terms of these Convertible Debentures has ultimately resulted in serious consequences to the Company's image, undermined investor confidence, and impaired its ability to secure additional financing on reasonable terms to continue with the execution of its business plan. Trading in the Company's stock increased dramatically, however the trading price declined steadily from an annual high in March 1997 of $1.04 to an all time low of $0.04 by the end of the year.

     Consequently, the Company was unable to generate any material funding since July 1997, and thus embarked on a new strategy. Advanced Gaming recognized that its strength lies in the development of technology and products related primarily to the bingo industry. The Company's MAX Bingo Systems are among the leading products in the electronic bingo industry. Pursuant to this, the Company throughout 1997 had a series of negotiations with a major competitor, Bingo Technologies Corporation ("BTC") to form a strategic alliance; ranging from the distribution of the Company's MAXplus and Turbo MAX products to a potential merger between the two companies. This culminated in the announcement in February 1998, of a Financing, Royalty, and Licensing Agreement granting BTC the exclusive right to market, manufacture and distribute the Company's MAXplus and Turbo MAX products for a five year term in the U.S. market only. The core benefits to Advanced Gaming are as follows:

     o    $1,500,000 one time licensing fee;
     o 15% royalty on gross revenues generated by BTC, with a minimum in the first year of the Agreement of $350,000 and are to be negotiated by the parties thereafter, with the minimum royalty in subsequent years not to be lower than the royalty amount negotiated in the preceding year;
     o    25% commission on all orders generated by the Company;
     o Substantial reduction of overhead (approximately 40%) by assignment of the Denver distribution facility, and the Cleveland marketing office to BTC.

     The   execution  of  this   agreement   completes   the  initial  phase  of
restructuring announced by the Company in December, 1997. Going forward, the Company will focus on the following:

     o Negotiating marketing and distribution agreements for the MAXLITE hand-held units in Canada, United States and other world markets;
     o Working in conjunction with BTC, to enhance the MAXPLUS and TurboMAX products to maximize the penetration of these products into the key U.S. market;
     o Marketing and licensing of MAXPLUS and TurboMAX products in Canada and other world markets;
     o Introduction of Parti MAX, the first ever by-directional handset, in the United Kingdom;
     o The completion of the development of Sonic Bingo, a fast paced multi-site progressive game in partnership with SEGA Gaming Technology, Inc.;
     o Development of other products utilizing the Company's library of patented Prisms technology.

           Coinciding with the above, the Company has appointed a new Chief Executive Officer, Mr. Tom Nieman, who will implement a new Board of Directors and management team. Under Mr. Nieman's direction the Company's executive and administration functions will be relocated to Las Vegas, Nevada by mid 1998. The relocation will help position the Company as Las Vegas is the acknowledged center of gaming in the U.S.


RESULTS OF OPERATIONS

1997 Compared to 1996

     Net loss for 1997 was $9.6 million compared to $5.6 million for 1996. The $4 million increase is explained as follows:

     o Increase in general and administrative expenses of $2.3 million, the majority of which relate to the building of infrastructure to sell, market, and distribute the Company's MAX Bingo System products;
     o Increase in financing costs and interest of $1.6 million, primarily related to the discounted convertible debentures;
     o Restructuring charge of $0.8 million regarding costs associated with changing executive management, relocation of executive and administrative offices to Las Vegas, Nevada, and inventory and equipment write-downs relating to the Licensing, royalty, and Financing Agreement with BTC.

INFLATION AND REGULATION

     The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. This is due in part to the highly capital intensive nature of the majority of the business of the Company, thereby reducing the chances of competition providing for sales price reductions while inflation in the costs are more likely to be passed through to the customer.

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

     There are no formal commitments from banks or other lending sources for lines of credit or similar borrowings.

     The increase in capital resources for 1997 is attributable to the private placements of Common Stock and the conversion of debt to equity.

     For the development of some of its new products, i.e. Parti MAX and Sonic Bingo, the Company has been successful in arranging some off Balance Sheet financing to advance the development of these projects. (See Participation Agreement - Fortune Entertainment Corporation).

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




              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE



     The Company has no changes in or disagreements with its accountants on any accounting and financial disclosure.

                                    PART III



           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT


                                                                        Director
Name, Age and Principal Employment for Past Five Years                  Since

Firoz Lakhani, 53, has been the President, Chief Operating Officer      1995
and Director since September 1995. Mr. Lakhani served as a Director at Olds Industries, Inc., a Canadian public company, from August 1993 to September 1995, and was employed at Park Georgia
Realty, a real estate and land development brokering company, from July 1990 to August 1993. From 1979 to 1990, Mr. Lakhani was employed at Montreal Trust Company, where he headed the Commercial Real Estate Division. See "Description of Business -
Recent Developments"

Robert C. Silzer, Sr., 51, has been the Chairman, Chief Executive       1993
Officer and Director of the Company since November 1993.  Mr.
Silzer, Sr., resigned as Chief Executive Officer effective February
15, 1998. He also currently serves as a Director of InFOREtech
Golf  Technology,  Inc., since September 1995. From 1986 to 1992,
Mr. Silzer served as President and Chief Executive Officer of
Supercart International,  Inc. See "Description of Business
Recent Developments"

Robert L. Hunziker, 53, was appointed as a Director of the Company      1998
effective January 14, 1998. Mr. Hunziker has been employed in corporate relations and corporate finance with public companies since 1992. Previously, he was a limited partner (associate director) of Bear, Sterns & Company, Inc., and he was a principal of Oppenheimer & Company, Inc.

The Company has three additional executive officers:

Thomas S. Nieman, 49, was appointed Chief Executive Officer of the Company as of February 15, 1998. Mr. Nieman served as Vice President of Sales & Marketing for Shuffle Master, Inc., a public company supplying the casino gaming industry from 1995 to 1997, and was Vice President of Marketing for Bally Gaming Inc., a major supplier of gaming equipment from 1992 to 1995.

Robert C. Silzer, Jr., 32, was a director of the Company from March 31, 1997 until December 17, 1997. Mr. Silzer, Jr. holds the position of Executive Vice President. From December 1992 through December 1993, Robert C. Silzer, Jr. worked as a sales representative at Mills Printing in Vancouver.

Robert C. Silzer, Jr., is the son of Robert C. Silzer, Sr.

Donald Robert MacKay, 45, has been the Chief Financial Officer of the Company since August 1995. Prior to joining the Company, Mr. MacKay served as the Manager-Business Analysis at TCG International, Inc. from March 1994 to July 1995. Prior to that, Mr. MacKay was the Controller of Attachmate Canada, Inc. (formerly KEA Systems Ltd.) from September 1993 to March 1994 and was a Senior Financial Accountant at GLENTEL, Inc. from 1989 to 1993.


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




                         ITEM 10. EXECUTIVE COMPENSATION



     The following summary compensation table sets forth certain information regarding compensation paid in each of the Company's last two fiscal years to the Company's Chief Executive Officer and other executive officers whose salaries and bonus exceeded $100,000:


                           SUMMARY COMPENSATION TABLE

                                                       Other          All
Name and Principal          Fiscal                     Annual        Other
   Position                  Year  Salary     Bonus Compensation Compensation(1)

Robert C. Silzer, Sr.,       1996 $175,000 (2)    -  $  10,000     $  16,692
Chairman and Chief           1997 $225,000 (3)    -  $  10,000     $  16,832 (4)
Executive Officer(10)

Firoz Lakhani                1996 $125,000 (5)    -  $  10,000     $  16,692
President and                1997 $175,000 (6)    -  $  10,000     $  13,004 (7)
Chief Operating Officer

Robert C. Silzer, Jr.,       1997 $101,667 (8)    -  $       -     $   2,292 (9)
Executive Vice               1996 $ 85,937        -  $       -     $       -
President

(1) Amounts under "All Other Annual Compensation" represent an automobile allowance for: Robert C. Silzer, Sr., of $10,800 for 1996, $12,000 for 1997 and certain employee benefits; an automobile allowance for Firoz Lakhani of $9,600 for 1996, $10,800 for 1997 and certain employee benefits; an automobile allowance for Robert Silzer, Jr. of $2,000 for 1997 and certain employee benefits.
(2)  Includes $37,500 deferred to subsequent year.
(3)  Includes $29,375 deferred to subsequent year.
(4)  Includes $1,500 deferred to subsequent year.
(5)  Includes $33,333 deferred to subsequent year.
(6)  Includes $23,125 deferred to subsequent year.
(7)  Includes $1,350 deferred to subsequent year.
(8)  Includes $22,917 deferred to subsequent year.
(9)  Includes $2,000 deferred to subsequent year.
(10) Effective February 15, 1998, Mr. Silzer, Sr. resigned as Chief Executive Officer.

No bonuses were paid in 1996 and 1997.


Director Compensation

     There are no arrangements pursuant to which Directors are compensated for any services provided as a Director.


Option Grants in Last Fiscal Year

     The following table sets forth information covering the grant of options to acquire Common Stock in the last year to the persons named in the Summary Compensation Table.


                    GRANT OF OPTIONS TO ACQUIRE COMMON STOCK

                                           % of Total
                                           Options
                             Number of     Granted to   Exercise or
                             Options       Employees    Base Price    Expiration
Name                         Granted       in Year      Per Share     Date

Robert C. Silzer, Sr         800,000       22.6%        $0.052        01/05/2003
Firoz Lakhani                600,000       16.9%        $0.052        01/05/2003
Robert  C. Silzer, Jr        600,000       16.9%        $0.052        01/05/2003

Aggregate Option Exercises in Last Year, and Year-End Option Values

     The following table sets forth, for the persons named in the Summary Compensation Table, information regarding aggregate exercises of options in 1997 and the number and value of unexercised options at December 31, 1997.


                     AGGREGATE EXERCISES OF OPTIONS IN 1997


                  Shares                                                  Value of Unexercised
               Acquired on                   Number of Unexercised        In-the-Money Options
                              Value            Options at FY-End               FY-End ($)(1)
                 Exercise    Realized ($)   Exercisable/Unexercisable    Exercisable/Unexercisable(3)

Robert C.
Silzer, Sr.      1,000,000   $    27,400       800,000(2)   1,000,000     $        -   $       25,000

Firoz
Lakhani          1,320,000   $    30,837       780,000(2)     750,000     $        -   $       18,750

Robert C.
Silzer, Jr.              -   $         -     1,000,000              -     $        -   $            -



(1) Based upon the difference between the exercise price and the closing price of the shares on December 31, 1997.

(2)  Includes options for 1997.

(3) Based on 50% of the ten day trading average prior to the effective date of the option in 1999.


Employment Agreements

     Effective January 1, 1994, the Company entered into an employment agreement with Robert C. Silzer, Sr. (the "Silzer Sr. Employment Agreement"), under which Robert C. Silzer, Sr. serves as Chairman and Chief Executive Officer of the Company. Pursuant to the Silzer Sr. Employment Agreement, Mr. Robert C. Silzer, Sr,. was paid a salary of $75,000 in 1994, $125,000 in 1995 and $137,500 in
1996. He deferred $37,500 of his salary for the year 1996. Robert C. Silzer, Sr. was paid a salary of $225,000 in 1997 and deferred $29,375 to 1998. Mr. Silzer, Sr. will be paid a salary of $275,000 in 1998, $325,000 in 1999 and $375,000 in
2000. In addition, Robert C. Silzer, Sr. is eligible to receive an annual bonus in an amount equal to 5% of the net income of the Company and its subsidiaries (the Company and its subsidiaries did not have net income in 1996 or 1997). Robert C. Silzer, Sr. received a signing bonus of 250,000 shares in common stock. Robert C. Silzer, Sr. was also paid an automobile allowance of $900 per month in 1996 and $1,000 per month in 1997 of which $1,500 was deferred to 1998 and will be paid an additional $100 per month for each remaining calendar year of the term of the Silzer Sr. Employment Agreement. Pursuant to the Silzer Sr. Employment Agreement, Robert C. Silzer, Sr. was granted options to purchase; (i) 500,000 shares of the Company's Common Stock in 1995 at an exercise price of $.30 per share; and (ii) 750,000 shares of the Company's Common Stock in 1996 at an exercise price of $.50 per share and will be granted options to purchase 1,000,000 shares of Common Stock of the Company for each of the years 1997, 1998 and 1999, all at an exercise price equal to fifty percent (50%) of the ten day average trading price prior to the effective date of the option.

     In addition, pursuant to the Silzer, Sr. Employment Agreement, Robert C. Silzer, Sr. is entitled to receive a lump sum payment equal to the present value, using an eight percent (8%) discount factor, of his salary for the unexpired term of the Silzer Sr. Employment Agreement, plus the amount of any performance bonus, grants of Common Stock and options which Robert C. Silzer, Sr. is entitled, which shall be a minimum of $5,500,000 (the Silzer Severance Payment") if (i) Robert C. Silzer, Sr. is terminated by the Company without "just cause" as determined under the common law of British Columbia or, (ii) (a) there is a change of control (as defined), (b) the Company employs any other senior executive without Robert C. Silzer, Sr.'s prior written consent or (c) materially alters the duties of Robert C. Silzer, Sr. without Robert C. Silzer, Sr.'s prior written consent. The Silzer Sr. Employment Agreement also provides that Robert C. Silzer, Sr. shall not compete with the Company for a period of twelve (12) months after termination of his employment with the Company. The Silzer, Sr. Employment Agreement terminates on December 31, 2000.

     Effective September 5, 1995, the Company entered into an employment agreement with Firoz Lakhani (the Lakhani Employment Agreement"), under which Mr. Lakhani serves as President and Chief Operating Officer of the Company. Pursuant to the Lakhani Employment Agreement, Mr. Lakhani was paid a salary of $6,250 per month from September 1, 1995 to December 31, 1995 and $91,667 in 1996. He deferred $33,333 of his salary for the year 1996. Mr. Lakhani was paid a salary of $175,000 in 1997, and deferred $23,125 1998. Mr. Lakhani will be paid a salary of $225,000 in 1998, $275,000 in 1999 and $325,000 in 2000. In
addition, Mr. Lakhani is eligible to receive an annual bonus in an amount equal to 3.5% of the net income of the Company and its subsidiaries (the Company and its subsidiaries did not have any net income in 1996 or 1997). Mr. Lakhani received a signing bonus of 200,000 shares of Common Stock. Mr. Lakhani was also paid an automobile allowance of $800 per month in 1996 and $10,800 for 1997 of which $1,350 was deferred to 1998, and will be paid an additional $100 per month for each remaining calendar year of the term of the Lakhani Employment Agreement. Pursuant to the Lakhani Employment Agreement, Mr. Lakhani was granted options to purchase (i) 300,000 shares of the Company's Common Stock in 1995 at an exercise price of $.30 per share and (ii) 500,000 shares of the Company's Common Stock in 1996 at an exercise price of $.50 per share and will be granted options to purchase 750,000 shares of Common Stock of the Company for each of the years 1997, 1998 and 1999, all at an exercise price equal to fifty percent (50%) of the ten day average trading price prior to the effective date of the option.

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

     Effective February 15, 1994, the Company entered into an employment agreement, amended December 8, 1997 and February 17, 1998, with Robert C. Silzer, Jr. (the "Silzer Jr. Employment Agreement") under which Mr. Robert C. Silzer, Jr. serves as Executive Vice President of the Company, effective September 1, 1997. Pursuant to the Silzer, Jr. Employment Agreement, and amendments thereto, Robert C. Silzer, Jr. was paid a salary of $49,000 in 1994, $55,000 in 1995 and $85,937 in 1996 and effective September 1, 1997, his annual salary increased to $125,000. In addition, Robert C. Silzer, Jr. was granted options to purchase 50,000 shares of the Company's Common Stock on January 1, 1994, 1995, 1996 and 1997, all at an exercise price of $1.00 per share and will be granted options to purchase 50,000 shares of Common Stock on January 1, 1998 at an exercise price of $1.00 per share. Mr. Silzer is to be paid a car allowance of $500 per month for the period September 1, 1997 up to August 31, 1998 and thereafter $600 per month. The Silzer, Jr. Employment Agreement expires February 14, 2000.

     Effective March 6, 1998, the Company entered into an employment agreement with Thomas N. Nieman (the "Nieman Employment Agreement"), under which Mr. Nieman serves initially as Chief Executive Officer and will assume the title of President upon the resignation of Mr. Firoz Lakhani. Pursuant to the Nieman Employment Agreement, Mr. Nieman will be paid a base salary of $180,000 per annum, which will be reviewed annually by the Board of Directors to the end of the term on February 15, 2001. Mr. Nieman will participate in a new executive bonus plan for Senior Management, which allocates 3% of the Net Income of the Company each year to be allocated at the Board of Director's discretion. As an additional part of Mr. Nieman's compensation, he will be granted options to purchase up to 1,000,000 shares of the Company at $0.06 upon the Company achieving a positive operational cash flow.

     In addition, Mr. Nieman is granted a minimum of 500,000 stock options for each of the years 1998, 1999 and 2000, at an exercise price of $0.06. If the Company has a positive cash flow at the date Mr. Nieman exercises these options, the Company may loan Mr. Nieman the sums necessary for such exercise, including interest at a reasonable rate.

     Mr. Nieman also receives the following compensation and benefits: four weeks annual vacation; an automobile allowance of $500.00 per month; full coverage of employee benefits including medical and dental.

     In addition, pursuant to the Nieman Employment Agreement, Mr. Nieman is entitled to receive a lump sum payment equal to the present value, using an eight percent (8%) discount factor, of his salary for the unexpired term of the Nieman Employment Agreement, plus the amount of any performance bonus, grants of Common Stock options which Mr. Nieman is entitled, (the "Nieman Severance Payment") if (i) Mr. Nieman is terminated by the Company without "just cause" as determined under the common law of Nevada, or (ii) there is a change of control (as defined), (b) the Company employs any other executive with Mr. Nieman's prior written consent, or (c) fails to comply with any material term of his Agreement. The Nieman Employment Agreement also provides that Mr. Nieman shall not compete with the Company for a period of twenty-four (24) months after termination of his employment with the Company.




                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT



     The following table sets forth information as of February 28, 1998 regarding the beneficial ownership of Common stock of the Company by (i) the directors of the Company, (ii) each executive named in the Summary Compensation Table that appears under "Executive Compensation-Summary Compensation Table,"
(iii) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock of the Company and (iv) all officers and directors as a group.

Name and address of Beneficial Owner   Number of Shares Owned  Percent of Class
--------------------------------------------------------------------------------

Robert C. Silzer, Sr.
2482-650 West Georgia Street                6,132,448  (2)          5.2%  (2)
P.O. Box 11610
Vancouver, British Columbia

Firoz Lakhani
2482-650 West Georgia Street                3,800,000  (3)          3.3%  (3)
P.O. Box 11610
Vancouver, British Columbia

Robert C. Silzer, Jr. (1)
2482-650 West Georgia Street                1,606,243  (4)          1.4%  (4)
P.O. Box 11610
Vancouver, British Columbia

Robert L. Hunziker                          1,730,734  (5)          1.5%  (5)
2482 - 650 West Georgia Street
PO Box 11610
Vancouver, British Columbia

All officers and directors                 13,944,425              12.5%  (6)
  as a group (5 persons)

(1)  Robert C. Silzer, Jr. is the son of Robert C. Silzer, Sr.
(2) Includes stock options which are exercisable by Mr. Robert C. Silzer, Sr. to acquire 4,117,500 shares of Common Stock and 115,000 shares held by Madj Silzer, Mr. Robert C. Silzer, Sr.'s wife.
(3) Includes stock options which are exercisable by Mr. Lakhani to acquire 2,030,000 shares of Common Stock.
(4) Includes stock options which are exercisable by Mr. Robert C. Silzer, Jr. to acquire 1,257,693 shares of Common Stock.
(5) Includes stock options which are exercisable by Mr. Hunziker to acquire 750,000 shares of Common Stock and also includes 897,720 shares held by indirect ownership.
(6) Includes all shares currently outstanding and those which are not outstanding but which are subject to issuance upon exercise of stock options. See footnotes (2), (3),(4) and (5).




             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS



     In December 1995, the Board of Directors instituted a program to make available to its directors and key employees corporate loans to exercise the options granted. This program allowed for directors to borrow up to $600,000, secured by Promissory Notes (Note), with principal due and payable five years from the date of the Note and interest payable monthly at the U.S. base rate. Other key employees were allowed to borrow up to $50,000, with monthly repayments including interest at U.S. base rate and principal.

     Firoz Lakhani, the President, Chief Operating Officer, and a Director of the Company, executed Promissory Notes ("Lakhani Notes") in January 1996 and 1997, totaling $599,325, which allowed the exercise of options totaling 1,770,000 common shares.

     Robert C. Silzer, Sr., the Chairman and a Director of the Company, executed Promissory Notes ("Silzer Notes") in January 1996, totaling $597,800, which allowed the exercise of options totaling 1,530,000 common shares.

     In view of the precipitous decline of the stock price, and given that these shares were not freely transferable, the Board of Directors determined to:

     1)   reduce the exercise  price to more closely  reflect the market  value;
          and
     2) permit the interest remittances made on the Notes to be applied to the revised exercise price of the shares.

     As a result the exercise price for options was adjusted from a range $0.26 to $0.30 per share to $0.054 per share which more closely reflected the market value at December 31, 1997.

     The Lakhani Notes were therefore revised to reflect a total of $95,757 of which $79,834 had been paid by Mr. Lakhani as of December 31, 1997. The balance of $15,923 will be offset by monies owing to Mr. Lakhani by the Company.

     The Silzer Notes were also revised to reflect a total of $82,773 which was fully paid by Mr. Silzer as of December 31, 1997.

     During the fiscal year ended December 31, 1997, the Board of Directors held approximately 40 meetings. The Company does not have a standing audit committee, nominating committee or compensation committee.




                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K



           (a) The following documents are filed as part of this report.

1.   Financial Statements
                                                                           Page
Report of Robison, Hill & Co., Independent Certified Public Accountants    F - 1

Consolidated Balance Sheets as of December 31, 1997, and 1996              F - 2

Consolidated Statements of Operations for the years ended
December 31, 1997, and 1996                                                F - 4

Consolidated Statement of Stockholders' Deficit for the year ended
December 31, 1997                                                          F - 5

Consolidated Statement of Stockholders' Deficit for the year ended
December 31, 1996                                                          F - 6

Consolidated Statements of Cash Flows for the years ended
December 31, 1997, and 1996                                                F - 7

Notes to Financial Statements                                              F - 9

2.   Financial Statement Schedules

The following financial statement schedules required by Regulation S-X are included herein.

All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

3.  Exhibits
      The following exhibits are included as part of this report:

      Exhibit
      Number         Exhibit

2.1 (1)    Articles of Amendment to Articles of Incorporation of the Company.
2.2 (1)    Articles of Amendment to Articles of Incorporation of the Company.
2.3 (1)    Articles of Amendment to Articles of Auto N Corporation.
2.4 (1)    Articles of Amendment to Articles of MacTay Investments Co.
2.5 (1)    Articles of Incorporation of MacTay Investments Co.
2.6 (1)    Bylaws of the Company.
6.1 (1)    Leasing and Service Agency Agreement with Edward Thompson Group.
6.2 (1)    Letter of Intent with Sega Gaming Technology, Inc.
6.2.1 Letter of Understanding with Sega Gaming Technology, Inc. dated March 25, 1998.
6.3 (1)    Agreement with Fortune Entertainment Corporation.
6.4 (1) Share Purchase Agreement among the Company, Prisms and the Shareholders of Prisms.
6.10 (1)   Employment Agreement with Robert C. Silzer, Sr.
6.11 (1)   Employment Agreement with Firoz Lakhani.
6.12 (1)   Employment Agreement with Robert C. Silzer, Jr.
6.12.1     Amendments to Employment Agreement with Robert C.Silzer, Jr. dated
           December
           8, 1997 and February 17, 1998.
6.13 (1)   $250,000 Promissory Note with Firoz Lakhani.
6.14 (1)   $90,000 Promissory Note with Firoz Lakhani.
6.15 (1)   $104,000 Promissory Note with Firoz Lakhani.
6.16 (1)   $150,000 Promissory Note with Robert C. Silzer Sr.
6.17 (1)   $375,000 Promissory Note with Robert C. Silzer Sr.
6.18 (1)   $72,800 Promissory Note with Robert C. Silzer Sr.
6.19       Employment Agreement with Thomas S. Nieman, dated March 6, 1998.
6.20 Financing, Royalty and Licensing agreement with Bingo Technologies Corporation, dated February 9, 1998.
27.1       Financial Data Schedule

(1) Documents previously filed and incorporated by reference herein, the same numbered exhibit to Registrant's Registration Statement on Form 10-SB filed on January 16, 1997.

          (b) Sales of unregistered securities during the past year were filed pursuant to 8-K on the following dates: March 17, 1997; April 7, 1997; April 24, 1997; May 27, 1997; June 18, 1997; July 15, 1997;
               July 31, 1997; August 26, 1997; September 22, 1997; October 6, 1997; November 3, 1997; and subsequent to year end, January 14, 1998; March 3, 1998 and are incorporated by reference.
          (c) The exhibits listed under Item 14(a)(3) are incorporated by reference. (d) No financial statement schedules required by this paragraph are required to be filed as a part of this form.

                                   SIGNATURES



     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                                                ADVANCED GAMING TECHNOLOGY, INC.



           Dated: April 14, 1998                By     /s/  Donald Robert MacKay
                  ----------------------          ------------------------------
                                                Chief Financial Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 14th day of April, 1998.

Signatures                                      Title


/s/ Robert C. Silzer, Sr.                       Chairman and Director
-----------------------------------------       (Principal Executive Officer)

Robert C. Silzer, SR.

/s/ Donald Robert Mackay                        Chief Financial Officer
-----------------------------------------       (Principal Financial and
                                                Accounting Officer)

Donald Robert MacKay

/s/ Firoz Lakhani                               President, Chief Operating
-----------------------------------------       Officer and Director

Firoz Lakhani


                                                Director
-----------------------------------------
Robert L. Hunziker


                                                Chief Executive Officer
-----------------------------------------
Thomas S. Nieman

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Gaming Technology, Inc.


     We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 1997 and 1996, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 1997 and 1996 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $9,575,512 for 1997 and has incurred substantial net losses in recent years. At December 31, 1997, current liabilities exceed current assets by $10,131,380 and total liabilities exceed total assets by $4,753,593. These factors, and the others discussed in note 18, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                    Respectfully submitted,

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants

Salt Lake City, Utah
March 6,  1998

                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS


                                                               As at December 31
                                                                1997        1996
ASSETS

Current Assets
       Cash and cash equivalents (note 2(h)) .........   $   17,276   $   76,615
       Accounts receivable, net of  allowance of
       $236,082 ($85,500 in 1996) ....................      234,187       56,492
       Inventory (note 2 (c)) ........................      163,156       43,000
       Deferred charges ..............................      248,564         --
       Prepaid expenses ..............................       84,640      129,969
       Notes receivable (note 3) .....................        9,878      129,426
                                                         ----------   ----------
                     Total current assets ............      757,701      435,502
                                                         ----------   ----------

Notes Receivable (note 3) ............................         --      1,099,300
                                                         ----------   ----------

Property and Equipment (note 2(d))
       Office and warehouse equipment ................      231,558      103,985
       Leasehold improvements ........................       76,372       30,132
       Display equipment .............................       48,720       20,763
       Product molds .................................      363,478      330,718
       Revenue generating equipment - uninstalled ....    1,804,100      930,564
       Revenue generating equipment - installed ......    1,003,179    1,137,131
                                                         ----------   ----------
                                                          3,527,407    2,553,293
       Less - accumulated depreciation ...............    1,407,590      583,412
                                                         ----------   ----------
                 Net property and equipment ..........    2,119,817    1,969,881
                                                         ----------   ----------

Other Assets
       Security deposits .............................      124,042       50,930
       Deferred development costs ....................       55,604      131,313
       Gaming equipment ..............................       40,000      765,138
       Intangible assets (notes 2 (f) and 4) .........      625,194      856,069
       Investment - land .............................    4,137,432    4,137,432
                                                         ----------   ----------
                 Total other assets ..................    4,982,272    5,940,882
                                                         ----------   ----------

                 Total assets ........................   $7,859,790   $9,445,565
                                                         ==========   ==========








   The accompanying notes are an integral part of these financial statements.



                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                   (Continued)

                                                                       As at December 31
                                                                      1997          1996

LIABILITIES AND STOCKHOLDERS' DEFICIT

Current Liabilities
       Bank loan (note 5) ..................................  $       --     $    354,100
       Accounts payable ....................................     1,463,624      1,494,617
       Accrued liabilities
         Salaries, wages and other compensation ............       813,717        696,849
         Other .............................................     2,032,984        984,644
       Stockholder's loan (note 6) .........................          --           28,387
       Notes payable (note 7) ..............................       800,000        619,356
       Convertible notes (note 8) ..........................     3,477,500      3,292,715
       Deferred revenue (note 2(k)) ........................       390,000        765,380
       Current maturities of long-term debt (note 9) .......     1,911,256      2,459,528
                                                              ------------   ------------
                 Total current liabilities .................    10,889,081     10,695,576

Long-Term Debt (note 9) ....................................     1,724,302      1,911,864
                                                              ------------   ------------
                  Total liabilities ........................    12,613,383     12,607,440
                                                              ------------   ------------


Commitments and Contingencies (notes 15 and 16)


Stockholders' Deficit
       Preferred stock - 10% cumulative $.10
       par value; authorized 4,000,000
       shares; issued - nil ................................          --             --
       Common stock - $.005 par value; authorized
       150,000,000 shares; issued and outstanding
       98,439,431 in 1997 and 42,248,368 in 1996 ...........       492,197        211,242
       Additional paid-in capital ..........................    27,703,310     20,000,471
       Accumulated deficit .................................   (32,949,100)   (23,373,588)
                                                              ------------   ------------
                 Net stockholders' deficit .................    (4,753,593)    (3,161,875)
                                                              ------------   ------------

                 Total liabilities and stockholders' deficit  $  7,859,790   $  9,445,565
                                                              ============   ============








   The accompanying notes are an integral part of these financial statements.



                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS


                                                             For the Years Ended
                                                                  December 31
                                                         ---------------------------
                                                                 1997           1996
                                                         ------------   ------------
Revenues ..............................................  $  1,338,121   $  1,155,035

Cost of revenues ......................................       623,272        282,509
                                                         ------------   ------------

Gross margin ..........................................       714,849        872,526
                                                         ------------   ------------

Expenses
       Research and development .......................     1,230,426      1,691,546
       General and administration .....................     4,824,253      2,510,106
                                                         ------------   ------------

                                                            6,054,679      4,201,652
                                                         ------------   ------------

Operating loss ........................................    (5,339,830)    (3,329,126)

Other (expense) income
       Foreign exchange adjustments (note 2 (g)) ......         1,992         (6,616)
       Financing costs and interest ...................    (2,831,981)    (1,223,210)
       Asia development costs and equipment write-downs      (564,062)      (976,129)
       Restructuring charge ...........................      (841,631)          --
       Equipment write-downs ..........................          --          (94,880)
                                                         ------------   ------------

Net Loss ..............................................  $ (9,575,512)  $ (5,629,961)
                                                         ------------   ------------

Net loss per common share (note 2(i)) .................  $      (0.15)  $      (0.16)
                                                         ============   ============

Weighted average common shares outstanding (note 2 (i))    64,582,372     35,794,434
                                                         ============   ============















   The accompanying notes are an integral part of these financial statements.


                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1997



                                            Price Range                            Additional
                                             per Share        Common Stock          Paid-in      Accumulated
                                                 $         Shares       Amount      Capital        Deficit         Total
                                             ---------  -----------  -----------  ------------   ------------   -----------

Balance at January 1, 1997 ................              42,248,368  $   211,242  $ 20,000,471   $(23,373,588)  $(3,161,875)

           to settle liabilities ..........  0.05-0.91      651,269        3,256       297,103           --         300,359
           to settle convertible notes ....  0.04-0.75   32,537,271      162,686     6,913,998           --       7,076,684
           for security ...................  0.10-0.34   10,558,039       52,790          --             --          52,790
           for financing costs and interest  0.04-0.42      589,262        2,946       215,820           --         218,766
           for deferred finance charges ...       --           --           --        (936,392)          --        (936,392)
           for cash .......................      0.175    4,000,000       20,000       680,000           --         700,000
           Prisms, Inc. acquisition,
            additional consideration ......       --      2,567,755       12,840       (12,840)          --            --
           for share and warrant options ..  0.25-0.55    3,310,238       16,551     1,207,757           --       1,224,308
           for employee options ...........       --           --           --      (1,094,224)          --      (1,094,224)
           for finders' fees ..............  0.10-0.71    1,360,823        6,804       223,941           --         230,745
           for compensation ...............  0.59-0.91       96,406          482        57,018           --          57,500
           for consulting & other expenses   0.10-0.50      520,000        2,600       150,658           --         153,258

Net loss for the year .....................                    --           --            --       (9,575,512)   (9,575,512)
                                                        -----------  -----------  ------------   ------------   -----------

Balance at December 31, 1997 ..............              98,439,431  $   492,197  $ 27,703,310   $(32,949,100)  $(4,753,593)
                                                        ===========  ===========  ============   ============   ===========







   The accompanying notes are an integral part of these financial statements.


                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1996



                                          Price Range                            Additional
                                           per Share       Common Stock           Paid-in      Accumulated
                                               $         Shares      Amount       Capital        Deficit        Total
                                           ---------  -----------  -----------  ------------   ------------   -----------

Balance at January 1, 1996 ..............              27,138,517  $   135,693  $ 15,611,020   $(17,743,627)  $(1,996,914)

           for cash, less finder's fee of  0.15-0.50    7,266,666       36,333     1,233,667           --       1,270,000
                                                                                                              $    30,000
           to settle stockholders' loans   0.25-0.50    1,346,452        6,732       465,962           --         472,694
           for security .................  0.45-0.61    1,099,794        5,499          --             --           5,499
           to acquire subsidiary ........       1.25      300,000        1,500       373,500           --         375,000
           for signing bonuses ..........       0.06      450,000        2,250        23,850           --          26,100
           for consulting services ......  0.30-0.79      105,000          525        43,650           --          44,175
           for share and warrant options   0.22-0.50    3,380,273       16,902     1,314,880           --       1,331,782
           to settle convertible notes ..  0.50-1.20      666,666        3,333       621,667           --         625,000
           for finders' fees ............  0.20-1.20      395,000        1,975       290,775           --         292,750
           to terminate employment ......       0.22      100,000          500        21,500           --          22,000
             contract

Net loss for the year ...................                    --           --            --       (5,629,961)   (5,629,961)
                                                      -----------  -----------  ------------   ------------   -----------

Balance at December 31, 1996 ............              42,248,368  $   211,242  $ 20,000,471   $(23,373,588)  $(3,161,875)
                                                      ===========  ===========  ============   ============   ===========








   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                         For the Years Ended
                                                              December 31
                                                             1997          1996
                                                      -----------   -----------
Cash flows from operating activities:
       Net loss ....................................  $(9,575,512)  $(5,629,961)
       Adjustments to reconcile net loss to net cash
         used in operating activities:
         Depreciation and amortization .............    1,535,791     1,178,357
         Issuance of common stock for expenses .....      429,523       471,955
         Deferred revenue ..........................     (375,380)      758,307
       Change in operating assets and liabilities:
         Accounts receivable .......................     (177,695)      (21,665)
         Inventory .................................     (120,156)      (25,000)
         Deferred charges ..........................     (248,564)         --
         Prepaid expenses ..........................       45,329       (58,264)
         Bank loan .................................     (354,100)      178,203
         Accounts payable ..........................      (30,993)      308,156
         Accrued liabilities .......................    1,165,208       293,718
                                                      -----------   -----------
              Net cash used in operating activities    (7,706,549)   (2,546,194)
                                                      -----------   -----------

Cash flows from investing activities:
       Intangible assets ...........................         --        (414,432)
       Purchase of property and equipment ..........     (974,114)   (2,568,638)
       Disposal of property and equipment ..........      244,400          --
       Security deposits ...........................      (73,112)         --
       Investment in land ..........................         --         (11,125)
       Deferred development costs ..................       75,709      (131,313)

              Net cash used in investing activities   $  (727,117)  $(3,125,508)
                                                      -----------   -----------













   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                          For the Years Ended
                                                              December 31
                                                      -------------------------
                                                             1997          1996
                                                      -----------   -----------

Cash flows from financing activities:
       Stockholder's loan ........................... $   (28,387)  $    28,387
       Proceeds from issuance of common stock .......   8,773,119     1,986,483
       Proceeds from convertible notes ..............   7,350,000     3,169,089
       Payments of convertible notes ................  (7,165,000)         --
       Finder's fee .................................        --         (30,000)
       Principal payments on notes payable ..........    (744,356)         --
       Proceeds from notes payable ..................     925,000        15,676
       Principal payments of long-term debt .........    (986,049)     (926,345)
       Proceeds from long-term debt .................     250,000     1,487,288
                                                      -----------   -----------
          Net cash provided by financing activities .   8,374,327     5,730,578
                                                      -----------   -----------

Net change in cash and cash equivalents .............     (59,339)       58,876
Cash and cash equivalents at beginning of year ......      76,615        17,739
                                                      -----------   -----------

Cash and cash equivalents at end of year ............ $    17,276   $    76,615
                                                      ===========   ===========


Supplemental disclosure of cash flow information:

Cash paid during the year for interest .............. $   340,626   $   403,602

Non cash investing and financing activities:
       Issuance of common stock for finders' fees ... $   230,745   $   292,750
       Issuance of common stock as settlement of
         stockholders' loans ........................ $      --     $   472,694
       Issuance of common stock for acquisition of
         subsidiary ................................. $      --     $   375,000
       Issuance of common stock for debt reduction .. $   300,359   $      --
       Issuance of common stock as settlement of
         convertible notes .......................... $ 7,076,684   $      --








     The accompany notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996


NOTE 1 - HISTORY AND ORGANIZATION

     The Company was incorporated under the laws of the State of Wyoming in 1963 under the name of Mactay Investment Co. At a special shareholders' meeting held in 1987, the Corporation's name was changed to Auto N Corporation. The Company changed its name to Advanced Gaming Technology, Inc. in 1991.

     The Company's executive offices are located in Vancouver, British Columbia, Canada. The Company is principally engaged in the development and marketing of electronic bingo equipment in the United States and the United Kingdom.

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

(a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries, Executive Video Systems, Inc., Palace Entertainment Limited, Branson Signature Resorts, Inc., Branson Bluffs Resorts, Inc., River Oaks Resorts and Country Club, Inc., Allied Resorts, Inc., River Oaks Holding, Inc., Prisms, Inc., Pleasure World Ltd., Prisms (Bahamas) Ltd., and A.G.T. Acceptance Corp. All significant intercompany accounts and transactions have been eliminated.

(b)  Joint Venture Operations Accounting

     Joint venture operations are accounted for under the equity method of accounting.

(c)  Inventory

     Inventory consists of bingo equipment parts and is carried at lower of cost (first-in, first-out method) and market value.

(d)  Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


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

(e)  Investment - Land

     Investment in land is carried at the lower of cost or net realizable value.

(f)  Intangible Assets

     Organization costs are recorded at their acquisition cost and are amortized to operations over their estimated useful lives of ten years. Amortization is computed on the straight-line method.

     Goodwill and software rights were created by the excess of the purchase price over the cost of the acquisitions made in 1995 and 1996, and are amortized on a straight-line basis over five years. Software rights are capitalized after technological feasibility has been established. Capitalization of computer software cost is discontinued when the computer software product is available to be sold, leased or otherwise marketed. Costs for maintenance and customer support are charged to operations when incurred, or when the related revenue is recognized, whichever occurs first. Management regularly assesses the carrying amount of intangible assets and where, in their opinion, the value is less than the carrying amount, the loss is recognized immediately. Unamortized computer software costs that have been capitalized are reported at net realizable value.

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

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(g)  Translation of Foreign Currency

     All balance sheet accounts of foreign  operations are translated  into U.S.
dollars at the year-end rate of exchange. Statement of operations items are translated at the weighted average exchange rates for the year. The resulting translation adjustments are made directly to a separate component of the stockholders' equity. Certain foreign activities are considered to be an extension of the U.S. operations, and the gain or loss resulting from re-measuring these transactions into U.S. dollars is included in income. Gains or losses from other foreign currency transactions, such as those resulting from the settlement of foreign receivables or payables, are included in the Statement of Operations.

(h)  Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(i)  Net Loss per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128, "Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. The application of SFAS No. 128 had no effect on the loss per share for 1996 as previously reported.

     The effect of outstanding common stock equivalents are antidilutive for 1997 and 1996 and are thus not considered.

     The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                      1997                                1996
                     ------------------------------------  -----------------------------------

                                     Number                                 Number
                                       of         Loss                        of       Loss
                         Loss        Shares     per Share      Loss         Shares   per Share

Basic EPS
  Loss available to
common stockholders  $(9,575,512)  64,582,372    $(0.15)    $(5,629,961)  35,794,434   $(0.16)
                     ===========   ==========    ======     ===========   ==========    =====


                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(j)  Revenue Recognition

     Revenue is generated on operating leases and is recognized on an accrual basis.

(k)  Deferred Revenue

     Revenues are deferred until commencement of the project operations.

(l)  Persuasiveness of Estimates

     The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain reclassifications have been made in the 1996 financial statements to conform with the 1997 presentation.


NOTE 3 - NOTES RECEIVABLE

Notes receivable consists of the following:
                                                             1997          1996
                                                      -----------   -----------

Due from employees pursuant to the exercise of        $     3,448   $   103,595
   stock options, interest at U.S. base rate,
   principal due
Due from officers and directors pursuant to the             6,430     1,125,131
   exercise of stock options, interest repayable
   monthly at U.S. base rate, principal due
                                                            9,878     1,228,726
Less current maturities                                    (9,878)     (129,426)
                                                      -----------   -----------
Net notes receivable                                  $      --     $ 1,099,300
                                                      ===========   ===========


     In 1997, with respect to the Promissory Notes entered into with certain employees, officers and directors of the Company, in view of the precipitous decline of the stock price, the Board of Directors determined to reduce the exercise price to more closely reflect the market value; and permit the interest remittances made on the Notes to be applied to the exercise price of the shares.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 4 - INTANGIBLE ASSETS
                                                       1997                1996
                                                -----------         -----------

Software rights
     Gross                                      $ 1,106,837         $ 1,106,837
     Accumulated amortization                      (511,457)           (286,042)
                                                -----------         -----------
     Net                                            595,380             820,795
                                                -----------         -----------

Organization costs
     Gross                                           57,175              57,175
     Accumulated amortization                       (27,361)            (21,901)
                                                -----------         -----------
     Net                                             29,814              35,274
                                                -----------         -----------

Net intangible assets                           $   625,194         $   856,069
                                                ===========         ===========



NOTE 5 - BANK LOAN

The Company's line-of-credit agreement with a bank was discontinued in 1997.


NOTE 6 - STOCKHOLDER'S LOAN

Stockholder's loan consists of the following:
                                                              1997        1996
                                                         ---------     -------

Due to an officer and director, non-interest bearing     $    --       $28,387
                                                         =========     =======

The loan was settled in 1997, for stock.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 7 - NOTES PAYABLE
                                                                  1997      1996
                                                              --------  --------

Due to an individual, interest at $300 per day, principal and $150,000  $   --
   interest due on demand, secured by certain revenue
   generating equipment and a personal guarantee of an
   officer and director
Due to a corporation, interest at $300 per day, principal and  150,000      --
   interest due on demand, secured by certain revenue
   generating equipment and a personal guarantee of an
   officer and director
Due to a corporation, interest at $350 per day, principal      105,000      --
   and interest due on demand, secured by certain revenue
   generating equipment and a personal guarantee of an
   officer and director
Due to an individual, interest at 59%, principal and interest  200,000      --
   due on January 17, 1998, secured by shares of the Company, and a personal guarantee of an officer and director
Due to a corporation,  interest negotiated at $10,000 per      120,000      --
month, principal and interest due on demand, unsecured
Due to a corporation, non-interest bearing, due on              75,000   199,910
  demand, unsecured
Due to a corporation, interest at 12%                             --     109,785
Due to an individual, interest at U.S. base rate                  --     100,000
Due to an individual, interest negotiated at $20,000              --     106,441
Due to a corporation, interest negotiated at $10,000              --     103,220
                                                              --------  --------

Total notes payable                                           $800,000  $619,356
                                                              ========  ========

Of the 1997 notes, $505,000 was settled in 1998, for stock. Of the 1996 notes, $109,785 was settled in 1997, for stock.


NOTE 8 - CONVERTIBLE NOTES

     Due to individuals and corporations, bearing interest at rates between U.S. base rate and 12% per year with varying maturity dates up to July, 1998. Certain of the notes are convertible into common shares of the Company at fixed prices ranging from $0.049 to $0.102, and others are convertible at a 20% discount to the closing bid price at the time of conversion. Certain convertible notes have warrants attached thereto, granting the holders the option to purchase a total of 1,404,348 common shares of the Company at prices ranging from $0.10 to $0.40, (see notes 10 and 18).

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)

NOTE 9 - LONG-TERM DEBT

Long-term debt consists of the following:
                                                                         1997        1996
                                                                   ----------  ----------

Notes payable, interest at 9%, quarterly interest only payments    $1,339,792  $1,339,792
   until July 2002, principal due in July 2002, collateralized by deed of trust
Note payable, interest at 10%, quarterly interest only payments,       60,812      60,812
   balance due on demand, collateralized by deed of trust
Loan payable, interest at 13.2%, due in monthly installments of        86,862     293,862
   $31,000 including interest, due on demand, secured by
   equipment
Note payable, interest at 3% above the Chase Manhattan                464,286     464,286
   prime lending rate, due in quarterly principal installments of $17,857 plus accrued interest, matures January 2002
Note payable, interest at 10%, principal is due, and is secured        75,106      75,106
   by 100,000 common shares of the Company
Note payable, interest at 10%, due on demand                           37,644      37,644
Note payable, interest at 10%, due on demand                            3,600       3,600
Note payable, interest at 9%, due on demand                            55,000      55,000
Note payable, interest at 8%                                             --        94,020
Loan payable, interest at 20%                                            --       102,965
Convertible debenture, total facility $1,000,000 plus accrued       1,249,286   1,698,492
   interest, interest at 2% per month compounded monthly,
   principal and accrued interest convertible into common stock in whole or part at holder's option, redeemable by the
   Company at any time to maturity; bonus consideration of
   $150,000 per year for four years, convertible into stock at holder's option, due on demand
Loan payable, interest at 16%, monthly installments of                231,100        --
   $20,833 in year one, monthly installments in year two of
   $3,125, year three of $1,505, and $1,462 in years four and five, secured by certain revenue generating equipment, and a personal guarantee of an officer and director
Loan payable, interest at 12%, due in monthly installments             32,070      32,070
   of $1,000 including interest, matures December 1999, secured by a patent
Loan payable, interest at 8.5%, monthly installments of $56,121          --       113,743
   including interest, secured by equipment and 1,200,000
   common shares of the Company
                                                                    3,635,558   4,371,392
Less:  current maturities                                           1,911,256   2,459,528
                                                                   ----------  ----------

            Net long-term debt                                     $1,724,302  $1,911,864
                                                                   ==========  ==========

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 9 - LONG-TERM DEBT (Continued)

     Annual principal payments on long-term debt are as follows:
            1998                                                $ 1,911,256
            1999                                                    107,656
            2000                                                     99,836
            2001                                                     84,016
            2002                                                  1,432,794
                                                               ------------
                                                                $ 3,635,558
                                                               ============

Certain of the long-term debt obligations are in default as at December 31, 1997, (see note 18).


NOTE 10 - STOCK OPTIONS AND WARRANTS

     All options and warrants have been granted at exercise prices greater than the market value on the date of granting except for 5,015,000 options. All options vest 100% at the date of granting of the options.

                                                             1997          1996
                                                      -----------   -----------
Options and warrants outstanding, beginning of year    14,423,367     7,224,097

           Granted                                     24,441,019    11,791,667
           Expired                                     (5,686,708)   (1,212,124)
           Exercised                                   (3,310,238)   (3,380,273)
                                                      -----------   -----------

Options and warrants outstanding, end of year          29,867,440    14,423,367
                                                      ===========   ===========
Option and warrant price for options and warrants
   outstanding, end of year                         $0.04 - $3.00 $0.25 - $3.00
                                                      ===========   ===========

Options and warrants granted subsequent to year end     2,850,000     1,850,000
                                                      ===========   ===========

Option and warrant price range granted subsequent
   to year end                                      $0.03 - $1.00 $0.50 - $1.00
                                                      ===========   ===========

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No. 25 and related interpretations (APB No. 25), for stock-based compensation. However, SFAS No. 123 requires companies electing to follow existing accounting rules to disclose in a note the pro forma effects as if the fair value based method of accounting had been applied. The Company recorded compensation expense of $210,756 and $1,074,453 for the years ended December 31, 1997 and 1996 respectively, in connection with its performance shares, restricted stock and other stock compensation awards. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock options. The

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 10 - STOCK OPTIONS AND WARRANTS (Continued)

fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1997 and 1996, respectively: dividend yield of 0.0 percent for both years, expected volatility of 149.75 and 149.05 percent, respectively, risk-free interest rates of 6.2 percent for both years and expected lives of 5 years for both years. If compensation expense for the Company's stock options granted in 1997 and 1996 had been determined based on the fair value at the grant dates for such awards in accordance with SFAS No. 123, the effect on the Company's net income and earnings per share for each of the years ended December 31, 1997 and 1996 would have been immaterial.


NOTE 11 - SEGMENTED INFORMATION

Geographic segments:                                        1997            1996
                                                      ----------      ----------

Revenue
           United States                              $1,338,121      $1,155,035
                                                      ==========      ==========


Operating loss
           Asia                                       $  213,454      $  461,017
           United States                               2,093,127         779,278
           Other corporate expenses                    3,033,249       2,088,831
                                                      ----------      ----------

                                                      $5,339,830      $3,329,126
                                                      ==========      ==========


Assets
           Asia                                       $   40,000      $  805,138
           United States                               7,592,640       8,538,575
           Canada                                        227,150         101,852
                                                      ----------      ----------

                                                      $7,859,790      $9,445,565
                                                      ==========      ==========

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 12 - SELECTED FINANCIAL DATA (Unaudited)

     The following tables set forth certain unaudited quarterly financial information:

                                             1997 Quarters Ended

                               Mar. 31      Jun. 30       Sep. 30       Dec. 31
                              --------    ----------    ----------    ----------

Revenues                      $510,366    $  212,836    $  304,662    $  310,257
Gross margin                   403,632        79,096       135,309        96,812
                              --------    ----------    ----------    ----------
Operating loss                 435,409     1,712,895     1,314,409     1,877,117
Other expenses, net            298,301       692,142       520,784     2,724,455
                              --------    ----------    ----------    ----------

Loss before taxes              733,710     2,405,037     1,835,193     4,601,572
Income taxes                      --            --            --            --
                              --------    ----------    ----------    ----------

Net Loss                      $733,710    $2,405,037    $1,835,193    $4,601,572
                              ========    ==========    ==========    ==========



                                             1996 Quarters Ended

                                 Mar. 31     Jun. 30      Sep. 30       Dec. 31
                                --------    --------    ----------    ----------

Revenues                        $141,210    $224,488    $  220,442    $  568,895
Gross margin                      88,278     170,171       164,865       449,212
                                --------    --------    ----------    ----------
Operating loss                   749,023     727,169       880,838       972,096
Other expenses, net              249,617     267,412       643,600     1,140,206
                                --------    --------    ----------    ----------

Loss before taxes                988,640     994,581     1,524,438     2,122,302
Income taxes                        --          --            --            --
                                --------    --------    ----------    ----------

Net Loss                        $988,640    $994,581    $1,524,438    $2,122,302
                                ========    ========    ==========    ==========


NOTE 13 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $11,000,000 and $8,000,000 for the years ended December 31, 1997 and 1996 respectively, are the result of net operating losses and the gaming license rights reserve.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 13 - INCOME TAXES (continued)

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                             1997          1996
                                                     ------------   -----------
Future deductible temporary differences related to
   reserves, accruals, and net operating losses      $ 11,000,000   $ 8,000,000

Valuation allowance                                   (11,000,000)   (8,000,000)
                                                     ------------   -----------

Net deferred income tax                              $       --     $      --
                                                     ------------   ===========


     As of December 31, 1997, the Company had a net operating loss ("NOL") carry forward for income tax reporting purposes of approximately $31,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2012. A generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions which could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $11,000,000 as of December 31, 1997, which includes $240,000 from the gaming license and manufacturing rights reserve and $10,700,000 from net operating loss carry forward. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations.

The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                            1997           1996
                                                     -----------    -----------
Benefit at the federal statutory rate of 34%         $ 3,202,000    $ 1,914,000
Non-deductible expenses                                  (21,000)       (20,000)
Utilization of gaming license rights                     527,000       (212,000)
Utilization of net operating loss carryforward        (3,542,000)    (1,467,000)
Other                                                   (166,000)      (215,000)
                                                     -----------    -----------
                                                     $         -    $         -
                                                     ===========    ===========

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 14 - ACQUISITION OF SUBSIDIARY

Prisms, Inc.

     On September 26, 1996, pursuant to an agreement, the Company acquired all of the capital stock of Prisms, Inc., a North Carolina corporation which holds certain patents and trademarks for the development of bingo and other entertainment games, in exchange for 300,000 common shares of the Company. The acquisition has been accounted for by the purchase method.

     Pursuant to the acquisition agreement, an additional 2,567,755 common shares were issued to the former shareholders so that the total value of the shares issued upon acquisition equaled $600,000 on the anniversary date of the agreement.

     The Company is also required to issue up to an additional 200,000 common shares at a guaranteed price of $2.00 upon commencement of revenues from each patented product developed. In addition, a royalty of 2% will be payable on the net revenues generated from these products.


NOTE 15 - COMMITMENTS

     The Company leases its offices and certain equipment under long-term operating leases. Future minimum lease payments under these operating leases are as follows:

            1998                                               $134,669
            1999                                                124,423
            2000                                                 37,008
            2001                                                    664

NOTE 16 - CONTINGENCIES

(a) The Company entered into a Leasing and Service Agency Agreement, dated September 15, 1996 with Edward Thompson Group, a privately held corporation established in 1867 and organized under the laws of the United Kingdom. Edward Thompson has been producing bingo tickets since 1957, and the Company believes, is the leading manufacturer and supplier of bingo paper and related products in the United Kingdom.

     The Service Agency Agreement requires the Company to use its best efforts to engineer, manufacturer, design and develop a wireless electronic hand-held bingo unit named Parti MAX for the United Kingdom bingo market.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 16 - CONTINGENCIES (continued)

(b) The Company entered into an agreement, dated July 17, 1996, amended September 15, 1996 with Fortune Entertainment Corporation, a Delaware corporation ("FEC"), under which FEC has the right to receive a participating interest in certain of the Company's projects. The parties are currently re-negotiating certain of the terms and conditions of this agreement, including the possibility of the Company repurchasing FEC's interest in these projects. As of December 31, 1997, Fortune Entertainment had provided the Company with $1,025,738.

(c) In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

     Braintech, Inc. ("Braintech") filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech claimed damages in the amount of $200,000, plus interest of ten percent (10%) per annum, and costs. In 1997, the Company settled this dispute for $75,000 to be paid by issuance of stock (see note 7).

     In January 1996, Tierra Corporation ("Tierra") commenced an action in the Circuit Court of Stone County, Missouri, claiming that River Oaks Resort and Country Club, Inc., a Texas corporation and a subsidiary of Branson ("River Oaks Resort") defaulted on a promissory note. A judgment is sought in the principal amount of $75,106, plus interest since October 18, 1995, at 10% per annum (see note 9). An answer has been filed on behalf of River Oaks Resort averring that Tierra has not performed conditions precedent to assessing any deficiency and that no accounting regarding the disposition of security for such note has been provided and, in addition, a counter claim was filed, asserting Tierra disposed of stock collateral in a commercially unreasonable manner. Preliminary discovery has occurred but no depositions have been taken. A principal of Tierra has recently filed a suit in Dallas, Texas concerning the stock collateral.

     In February 1996, P.D.I., LLC, a Missouri limited liability company ("PDI") commenced an action in the Circuit Court of Stone County Missouri, claiming breach of a real estate purchase agreement which in part, provided for the construction of a sewage treatment facility for which damages are claimed, including the awarding to PDI of all escrow funds, costs and expenses incurred by PDI over and above the amount of escrow funds and cost and expenses, including attorney fees in connection with the commencement of the action. In response, the Company and River Oaks Resort have counter claimed for damages, in an amount to be determined at trial, incurred when plaintiff PDI withdrew funds from the escrow fund created for construction of the sewage treatment facility and the permit application for construction approval by the Missouri Department of Natural Resources. Moreover, a claim has also been made by River Oaks Resort and the Company that subsequent development attempted by PDI has encroached upon property development belonging to River Oaks Resort and the Company without the right to do so, including damages for disruption resulting therefrom.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 16 - CONTINGENCIES (continued)

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

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"), filed a patent infringement claim in the United States District court
     Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs. In July 1997, the case was transferred from the federal court in San Diego, California to the federal court in Phoenix, Arizona. Discovery is expected to commence in May, 1998.

     The Company entered into a Lease License Agreement, dated December 7, 1995 with G&J Production Trust. Pursuant to the Lease License Agreement, G&J Production Trust leased 200 units MAXPLUS Bingo System from the Company for use in G&J Production's bingo operation located in Victorville, California. As of January 23, 1997, G&J Production Trust was approximately three months behind in their payments to the Company and the Company removed its equipment from Victorville. In July 1997, the Company commenced a lawsuit. This action includes a claim for all outstanding accounts receivable, breach of Contract, and reimbursement for various costs expended by the Company in regards to the Contract.

     In December 1997, a former employee commenced an action against the Company in the District Court of the County of Hennepin, Minnesota alleging non payment of certain expenses incurred while in the employ of the Company. The Company has entered a defense and denies any liability.

     In February and March 1998, actions were brought against the Company in the District Courts in the States of New York and Colorado by certain Convertible Debenture holders. The plaintiffs are alleging the Company is in default in regard to the conversion of these debentures. The Company has responded to these allegations, and settlements are pending.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 16 - CONTINGENCIES (continued)

     The Company is vigorously defending these law suits. However, no assurance can be given as to the outcome of these cases, but in the opinion of management and counsel, the ultimate liability will not have a material effect on its financial position or results of operations.


NOTE 17 - SUBSEQUENT EVENTS

     In February 1998, Mr. Tom Nieman was appointed to replace Mr. Robert C. Silzer Sr. as Chief Executive Officer of the Company. This is the first major step in a plan of restructure announced in December 1997.

     Effective February 9, 1998 the Company executed a Financing, Royalty, and Licensing agreement with a major competitor - Bingo Technologies Corporation. ("BTC"). This agreement grants BTC the exclusive right to market and distribute MAXPLUS and TurboMAX products in the United States only, for a five year period. The benefits to Advanced Gaming Technology, Inc. are highlighted by the following:

     -    $1,500,000 licensing fee;
     - 15% royalties on gross revenues generated by BTC, with a minimum in the first year of the Agreement of $350,000 and are to be negotiated by the parties thereafter, with the minimum royalty in subsequent years not to be lower than the royalty amount negotiated in the preceding year;
     - Substantial reduction of overhead (approximately 40%) by assignment of the Denver distribution facility, and the Cleveland marketing office;
     - Elimination of capital expenditures required for installation of MAXPLUS and TurboMAX orders.

     On March 25, 1998, the Company executed a Letter of Understanding with its partner in the Sonic Bingo project, SEGA Gaming Technology, Inc. This is a refinement of the previous Letter of Intent signed by the parties on May 13, 1996 and includes the formation of a new corporation which will result in:

     -    SEGA Gaming Technology, Inc. licensing the use of the name "SEGA";
     - Advanced Gaming Technology, Inc. licensing its MAX Bingo System software, Prisms patented game technology, and the rights to use the "Sonic Bingo" trademark;
     - Net income, capital expenditures, and other product development costs will be shared equally.

                        Advanced Gaming Technology, Inc.
                       NOTES TO THE CONSOLIDATED FINANCIAL
                        STATEMENTS December 31, 1997 and
                                December 31, 1996
                                   (Continued)


NOTE 17 - SUBSEQUENT EVENTS (continued)

     Additionally, SEGA Gaming Technology, Inc. has committed to acquire up to 5,000,000 common shares of Advanced Gaming Technology, Inc. in open market transactions and/or by way of private placement. The parties anticipate launching Sonic Bingo by the end of 1998.

     Subsequent to the year end, $1,619,021 of certain debt and liabilities were settled by the issuance of 21,968,656 common shares of the Company.


NOTE 18 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Further, at December 31, 1997, current liabilities exceed current assets by $10,131,380, and total liabilities exceed total assets by $4,753,593. The Company is in technical default on certain of the convertibles notes (note 8) and long-term debt (note 9) as at December 31, 1997. The Company is in the process of renegotiating these obligations. The Company is helpful that satisfactory repayment terms will be reached, or that these amounts will be converted into an equity position in the Company.

     In view of these matters, realization of a major portion of the assets in the accompany balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements and the success of its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as going concern.