Form 10QSB
period 1998-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 1998-05-20
CIK 1030699

[As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:           March 31, 1998
                                            ---------------------------------

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

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: April 30, 1998 127,060,050

     Transitional Small Business Disclosure Format (check one).
Yes      ;  No   x


                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        March 31    December 31
                                                    ------------   ------------
                                                            1998           1997
                                                    ------------   ------------
ASSETS
Current Assets
  Cash and cash equivalents ......................  $     56,458   $     17,276
  Accounts receivable, net .......................       303,111        234,187
  Prepaid expenses ...............................        27,706         84,640
  Deferred charges ...............................        56,346        248,564
  Inventory ......................................       109,606        163,156
  Notes receivable ...............................         9,069          9,878
                                                    ------------   ------------
     Total current assets ........................       562,296        757,701
                                                    ------------   ------------

Property and Equipment ...........................     1,939,797      3,527,407
  Less: accumulated depreciation .................      (377,815)     1,407,590
                                                    ------------   ------------
                                                       1,561,982      2,119,817
                                                    ------------   ------------

Intangible and other assets ......................     4,919,960      4,982,272
                                                                   ------------
                                                    ------------   ------------
     Total assets ................................  $  7,044,238   $  7,859,790
                                                    ============   ============

LIABILITIES AND STOCKHOLDERS' DEFICIT
Current liabilities
  Accounts payable and accrued liabilities .......  $  3,387,705   $  4,310,325
  Notes payable ..................................       175,000        800,000
  Convertible notes ..............................     2,377,500      3,477,500
  Deferred revenue ...............................       390,000        390,000
  Current portion of long-term debt ..............       757,451      1,911,256
                                                    ------------   ------------
     Total current liabilities ...................     7,087,656     10,889,081

Long term obligations, net of current portion ....     3,150,620      1,724,302
                                                    ------------   ------------
     Total liabilities ...........................    10,238,276     12,613,383
                                                    ------------   ------------

Stockholders' Deficit
   Preferred Stock - 10% cumulative, $.10 par value;
    authorized 4,000,000 shares; issued - nil ....          --             --
  Common Stock - $.005 par value; authorized
   150,000,000 shares; issued and outstanding
   120,559,944 in 1998 and 98,439,431 in 1997 ....       602,800        492,197
  Additional paid-in capital .....................    29,246,552     27,703,310
  Accumulated deficit ............................   (33,043,390)   (32,949,100)
                                                    ------------   ------------
     Total stockholders' deficit .................    (3,194,038)    (4,753,593)
                                                    ------------   ------------
     Total Liabilities and Stockholders' Deficit .  $  7,044,238   $  7,859,790
                                                    ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)





                                                      For the Three Months
                                                        Ended March 31
                                               --------------------------------
                                                        1998               1997
                                               -------------       ------------

Revenues ................................      $     184,790       $    510,366
Cost of revenues ........................             92,280            106,734
                                               -------------       ------------
Gross margin ............................             92,510            403,632
                                               -------------       ------------

Expenses
 Research and development ...............            202,361            214,241
 General and administrative .............            857,757            624,800
                                               -------------       ------------
                                                   1,060,118            839,041
                                               -------------       ------------

Loss from operations ....................            967,608            435,409

Other income (expense), net .............            873,318           (298,301)
                                               -------------       ------------

Net Loss ................................      $     (94,290)      $   (733,710)
                                               =============       ============

Net loss per common share ...............      $        --         $      (0.02)
                                               =============       ============

Weighted average common shares outstanding       109,468,320         45,245,508















The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the Three Months
                                                            Ended March 31
                                                      -------------------------
                                                             1998          1997
                                                      -----------   -----------
Cash Flows From Operating Activities:
Net Loss ...........................................  $   (94,290)  $  (733,710)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization .................      316,434       191,515
     Deferred revenues .............................         --        (310,000)
     Issuance of common stock for expenses .........       93,500       366,808
     Change in operating assets and liabilities:
       Accounts receivable .........................      (68,924)      (85,787)
       Prepaid expenses ............................       56,934      (734,008)
       Deferred charges ............................      192,218          --
       Inventory ...................................       53,550       (26,316)
       Notes receivable ............................          809       (69,790)
       Accounts payable and accrued liabilities ....     (922,620)     (847,014)
                                                      -----------   -----------
Net cash used in operating activities ..............     (372,389)   (2,248,302)
                                                      -----------   -----------

Cash Flows From Investing Activities:
Intangible assets ..................................         --          (2,002)
Purchase of property and equipment .................         --         (17,597)
Disposal of property and equipment .................      298,144         --
Security deposits ..................................       (2,181)         --
Deferred development costs .........................        7,750        (1,476)
                                                      -----------   -----------
Net cash provided by (used in) investing activities.      303,713       (21,075)
                                                      -----------   -----------

Cash Flows From Financing Activities:
Proceeds from issuance of common stock .............    1,560,345       674,308
Proceeds from debt and notes .......................         --       2,702,590
Repayment of debt and notes ........................     (625,000)     (665,368)
Payment of convertible notes .......................   (1,250,000)         --
Proceeds from convertible notes ....................      150,000          --
Principal payments on long-term debt ...............      (33,599)         --
Proceeds from long-term debt .......................      306,112          --
Bank loan ..........................................         --        (354,100)
                                                      -----------   -----------
Net cash provided by financing activities ..........      107,858     2,357,430
                                                      -----------   -----------
Net increase in cash and cash equivalents ..........       39,182        88,053
Cash and cash equivalents at beginning of period ...       17,276        76,615
                                                      -----------   -----------
Cash and cash equivalents at end of period .........  $    56,458   $   164,668
                                                      ===========   ===========




The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)


                                                         For the Three Months
                                                            Ended March 31,
                                                       -----------------------
                                                          1998          1997
                                                       ----------    ----------

Supplemental Disclosure of Cash Flow Information:

  Cash paid during the period for interest ........    $  122,377    $  125,670

Supplemental Disclosure of Non-Cash Investing and Financing Activities:

  Conversion of notes to common stock .............    $1,577,124    $1,645,903
  Issuance of common stock for debt reduction .....    $  310,696    $     --


































The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1998 AND 1997
                                   (Unaudited)


1.   Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period endeing March 31, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.


Item 2.  Management's Discussion and Analysis or Plan of Operation.

General - This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward looking statements within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are nor limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward-looking statements should be considered accordingly.

The highlight of the first quarter of 1998 was the continued execution of the restructuring plan announced by the Company in December 1997. The key elements achieved to date are as follows:

     o Completion of the following agreements with a major competitor - Bingo Technologies Corporation ("BTC"):

          a) Financing, Royalty, and Licensing Agreement, granting BTC the exclusive right to market, manufacture and distribute the Company's MAXPLUS and TurboMAX products for a five year term in the U.S. market only. The benefits to Advanced Gaming include:

               o A one time license fee of $1,500,000, which has been recognized in the Statement of Operations for the three months ended March 31, 1998;

               o A 15% royalty on gross revenues generated by BTC, with a minimum in each year of $350,000;

               o A substantial overhead reduction (approximately 40%) by assignment of the Denver distribution facility, and the Cleveland marketing office to BTC.

          b) Purchase Agreement, recognizing the assignment of certain customer accounts leasing the MAXPLUS and TurboMAX products, as well as related equipment and inventory. The proceeds credited to the Company were approximately $375,000.

     o Appointment of a new Chairman, and Chief Executive Officer, and Board of Directors Mr. Tom Nieman was appointed Chairman, Chief Executive Officer, and will act as President. As well as Mr. Nieman, Mr. Robert Hunziker, and Mr. Neil Jenkins were appointed Directors. Subsequent to the end of the quarter, Mr. Jenkins resigned from the Board due to personal reasons and because of other business interests which constrain his available time. The Company expects to appoint a third board member as a part of its current negotiations with a private investment banking organization.

During the second quarter the Company expects to complete the restructure by relocating it's executive and administrative office to Las Vegas, Nevada, and to further reduce operating expenses. The company will focus on generating revenues. In order of priority these revenue sources are as follows:

     o MAXLITE hand-held units in the United States by way of licensing or distribution agreements. In March 1998, the Company completed an exclusive distribution agreement with K & B Sales for the state of Texas, which is a dominant market for bingo in the U.S.;

     o Continued development of Parti MAX, a bi-directional hand-held unit designed for the United Kingdom market;

     o    Continued   development  of  Sonic  Bingo,  a  fast  paced  multi-site progressive bingo game, with it's joint venture partner SEGA Gaming Technology, Inc.;

     o Marketing and licensing of the Max Bingo Systems in the newly emerging Canadian market.

Results of Operations -

1998 Compared to 1997

The loss for the three months ended March 31, 1998 of $94,290 is substantially lower than that for the same period in 1997, and is the lowest quarterly loss since 1994. This is due to the one time license fee received from Bingo Technologies Corporation ("BTC") of $1,500,000 for the exclusive right to market the MAXPLUS and TurboMAX products in the United States for a five year period.

This agreement was effective February 9, 1998 and accounts for the lower lease revenues; even after removing income from joint venture projects in 1997 of $310,000. However, royalties of 15% will accrue to the Company on all installations by BTC of MAXPLUS and TurboMAX, with a minimum of $350,000 per year.

Although general and administrative expenses increased over March 31, 1997, these expenses were significantly lower than those for the second, third and fourth quarters of 1997 ($1.7m, $1.4m, and $1.9m, respectively). The full effects of the Company's restructuring will not be recognized until the second and third quarters of this year.

Financing costs and interest are substantially higher than in 1997 due to increased deferred finance amortization related to convertible notes ($192,000 vs. $53,000). These deferred charges will be fully amortized in the second quarter.

The Company also recorded a writedown on the sale of equipment pursuant to the agreement with Bingo Technologies Corporation of approximately $174,000.

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

Liquidity And Capital Resources -

     The Company has minimal revenues, which are not sufficient to support operating expenses. With both the reduction of operating expenses and the focus on generating additional revenues, the Company expects a positive cash flow during the fourth quarter of 1998. Until then the Company requires external funding by way of debt and/or equity issuances. This is essential both for the survival of the Company, and to allow the timely execution of its business plan.

     Currently the Company is negotiating with several parties in this regard, but no formal commitments exist. There can be no assurance that such financing will be available at all, or at terms acceptable to the Company.

     During the first quarter of 1998 the Company reduced it's total liabilities by $2.4m. This was done by the utilization of funds received pursuant to the Financing, Royalty, and Licensing Agreement with Bingo Technologies Corporation, and through conversion of certain debt to equity.

                           PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     Effective May 7, 1998, Mr. Neil Jenkins resigned from the Board due to personal reasons and because of other business interests which constrain his available time. The Company expects to appoint a third board member as a part of its current negotiations with a private investment banking organization.

Item 6.  Exhibits and Reports on Form 8-K

     Sales of unregistered securities during the past three months were reported on Form 8-K filings on January 14, 1998 and March 3, 1998 and are incorporated by reference.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)





DATE:     May 20, 1998                    By:   /s/ Thomas S. Nieman
      -----------------------                  -----------------------------
                                                Thomas S. Nieman
                                                President, Chief Operating
                                                Officer and Chairman

DATE:     May 20, 1998                    By:   /s/ Donald Robert MacKay
      -----------------------                  ------------------------------
                                                Donald Robert MacKay
                                                Principal Financial and
                                                Accounting Officer