Form 10QSB
period 1998-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 1998-08-19
CIK 1030699

      [As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                  U.S. Securities and Exchange Commission

                                Washington, D.C.  20549

                                         Form 10-QSB

(Mark One)

[X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended: June 30, 1998

[ ]      TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT

             For the transition period from __________ to ______________ .

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

P O BOX 46855 LAS VEGAS, NEVADA 89114
(Address of principal executive offices)

 (604) 689-8841
Issuer's telephone number

2482-650 W GEORGIA ST P O BOX 11610 VANCOUVER B C

(Former name, former address and former fiscal year, if changed since last report.)

     Check whether the issuer (1) filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports),  and  (2) has been subject to such filing requirements
for the past  90 days.    Yes  [X]   No  [ ]

APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the
distribution of securities under a plan confirmed by a court. Yes  [ ]   No  [ ]

APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date:
    August 10, 1998      109,610,378

     Transitional Small Business Disclosure Format (check one).
Yes  [ ];  No  [X]


                     PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's
Form 10-KSB for the year ended December 31, 1996. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                                June 30,            December 31,
ASSETS:                                                           1998                   1997
Current Assets
  Cash and cash equivalents                                  $     15,148           $     17,276
  Accounts receivable, net                                        220,530                234,187
  Prepaid expenses                                                 20,956                 84,640
  Deferred charges                                                 56,347                248,564
  Inventory                                                       109,605                163,156
  Notes receivable                                                  8,531                  9,878
     Total current assets                                         431,117                757,701

Property and Equipment                                          1,934,021              3,527,407
  Less: accumulated depreciation                                 (403,375)            (1,407,590)
                                                                1,530,646              2,119,817
Intangible and other assets                                     4,860,049              4,982,272
     Total assets                                            $  6,821,812           $  7,859,790

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities
  Accounts payable and accrued liabilities                   $  3,533,461           $  4,310,325
  Notes payable                                                   175,000                800,000
  Convertible notes                                             2,077,500              3,477,500
  Deferred revenue                                                390,000                390,000
  Current portion of long term debt                             2,071,350              1,911,256
     Total current liabilities                                  8,247,311             10,889,081

Long term obligations, net of current portion                   1,629,721              1,724,302
     Total liabilities                                          9,877,032             12,613,383

Stockholders' Deficit:
   Preferred Stock-10% cumulative, $.10  par value;
    authorized 4,000,000 shares; issued - nil                          --                     --
  Common Stock - $.005 par value; authorized
   150,000,000 shares; issued and outstanding
   143,594,531 in 1998 and 98,439,431 in 1997                     717,973                492,197
  Additional paid-in capital                                   30,219,629             27,703,310
  Accumulated deficit                                         (33,992,822)           (32,949,100)
     Total stockholders' deficit                               (3,055,220)            (4,753,593)
     Total liabilities and stockholders deficit              $  6,821,812           $  7,859,790

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                                For the Three Months                          For the Six Months
                                                   Ended June 30,                               Ended June 30,

                                          1998                    1997                    1998                    1997
Revenues                             $      60,265           $     212,836           $     245,055           $     723,202
Cost of revenues                            20,430                 133,740                 112,710                 240,474
Gross margin                                39,835                  79,096                 132,345                 482,728

Expenses
 Research and development                   70,625                 314,642                 272,986                 528,883
 General and administrative                541,654               1,477,349               1,399,411               2,102,149
                                           612,279               1,791,991               1,672,397               2,631,032

Loss from operations                       572,444               1,712,895               1,540,052               2,148,304

Other income (expense), net               (376,986)               (770,439)                496,332              (1,068,740)

Net Loss                             $     949,430           $   2,483,334           $   1,043,720           $   3,217,044

Net loss per common share            $        (.01)          $        (.05)          $        (.01)          $        (.06)

Weighted average common
  shares outstanding                   119,655,013              50,777,724             119,655,013              50,777,724



The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                       For the Six Months
                                                                          Ended June 30,
                                                                    1998                  1997
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                     $(1,043,720)          $(3,217,044)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization                               413,250               475,225
     Deferred revenues                                                --              (310,000)
     Issuance of common stock for expenses                        93,500               526,808
     Change in operating assets and liabilities:
       Accounts receivable                                        13,657              (253,166)
       Prepaid expenses                                           63,684              (178,476
       Deferred charges                                          192,217            (1,152,431)
       Inventory                                                  53,551              (229,297)
       Notes receivable                                            1,347               (69,790)
       Accounts payable and accrued liabilities                 (776,864)             (922,459)
Net cash used in operating activities                           (989,378)           (5,330,630)

Cash Flows From Investing Activities:
Other assets                                                          --               (60,000)
Purchase of property and equipment                               298,144              (365,584)
Deferred development costs                                            --                (2,352)
Net Cash (Used in) provided by Investing Activities              298,144              (427,936)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock                         2,648,595             1,399,308
Proceeds from debt and notes                                     290,511             7,009,490
Repayment of debt and notes                                   (2,250,000)           (2,295,537)
Bank loan                                                             --              (354,100)
Net cash provided by financing activities                        689,106             5,759,161
Net change in cash and cash equivalents                           (2,128)                  595
Cash and cash equivalents at beginning of period                  17,276                76,615
Cash and cash equivalents at end of period                        15,148           $    77,210

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                   $     2,000           $   246,026
Supplemental Disclosure of Non-Cash Investing and
 Financing Activities:
Conversion of notes to common stock                          $ 1,625,000           $ 2,157,500


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1998 AND 1997
                                   (Unaudited)


1.     Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.



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

     The Company is experiencing serious shortfalls in cash resources at June 30, 1998. A significant reduction in Company personnel was effected subsequent to the end of the reporting period. Included in these changes was the resignation of Chairman and Chief Executive Officer Thomas Nieman. Nieman was replaced in this same capacity by Daniel H. Scott. The Company has significantly reduced costs since June 30 in an effort to build cash resources from operations before proceeding with continued research and development.

     Although cash flow from operations continues to show signs of improvement the mounting cost of debt is difficult to overcome. The Company believes it has exhausted all means of available financing. Future growth of product lines and development of new products require additional funding. The Company continues to explore all options.

     After the close of business on June 30, 1998 the Company effected a 4 for 1 reverse stock split to reduce the number of shares outstanding. This transaction was previously approved at the Company's annual meeting. The number of shares outstanding immediately prior to the split was 143,594,531.

     The principal place of business for the Company is Las Vegas, Nevada. The Company continues to maintain a small office in Vancouver B. C.


Results of Operations -

1998 Compared to 1997

     The net loss for the six months ended June 30, 1998 was $1,043,720 compared to $3,217,044 for the same period in 1997. This improvement was due to a $1.5 million one time licensing fee received in the first quarter. The Company licensed the Max-Plus and Turbo-Max product lines. The Company will receive royalty revenue from the licensee. The licensing fee is shown in "Other income (expense), net on the Statement of Operations." The net loss for the second quarter of 1998 was $949,430 compared to $2,483,334 in 1997. Reduced expenses were the primary reason for the improvement.

     Total revenue was $245,055 for the first six months compared to $723,202 for the same period in 1997. Due to the Max-Plus licensing arrangement the Company will experience lower Max-Plus revenue until the licensee places units in production that produce royalty revenue. The Max-Lite product continues to meet with widespread customer approval. Revenue growth of this product has been hampered by limited cash resources available for promotion and distribution of the product. The Company will make expansion of Max-Lite installations a priority for the remainder of 1998.

     Cost of revenue decreased significantly to $ 112,710 in 1998 from $240,474 in 1997. This decrease is due to the licensing arrangement of the Max-Plus. This decrease should continue until Max-Lite product installations show growth. Cost of revenue for the three months ended June 30, 1998 was $20,430 vs. $133,740 in the second quarter of 1997.

     Research and development expenses were $272,986 for the six months compared to $528,883 for the same period in 1997. This decrease is due to a shortfall in cash resources available to fund such development. This decrease is expected to continue until the Company is able to obtain funding for development. These costs were $70, 625 for the second quarter compared to $314,642 in 1997.

     General and Administrative expenses decreased $762,738 to $1,399,411 for the first six months of 1998 from $2,102,149 in 1997. This decrease is due to lower operating costs as a result of the Max-Plus licensing arrangement and a Company wide cost reduction program. These expenses were $541,654 for the second quarter compared to $1,477,349 for the second quarter of 1997.

      The reduction in expenses caused the loss from operations to improve to $1,540,052 at June 30, 1998 from $2,148,304 in 1997. This was achieved despite the short-term decrease in Max-Plus revenue caused by the licensing agreement. The loss from operations for the second quarter was $572,444 compared to $1,712,895 in 1997.

     Other income and expenses provided income of $496,332 for the six months ended June 30, 1998 compared to an expense of $1,068,740 in 1997. This improvement is due to the one time licensing fee of $1.5 million discussed above. The Company continues to be hampered by high interest costs due to the massive debt load. Other income and expenses resulted in an expense of $376,986 for the second quarter of 1998 vs. $770,439 in 1997. This expense will continue until the Company is able to find a solution for the high cost of debt.



Liquidity and Capital Resources -

     The Company is in serious need of working capital to fund its current operations and to continue development of new products. In the past, the Company has relied on short-term borrowing and the issuance of restricted common stock to fund its operations. There are no formal commitments from banks or other lending sources for short-term borrowing at June 30, 1998. The Company is in default on several obligations at this time. The Company is unable to make interest payments on these obligations.

     With a reduced cost structure and revenue flows from the Max-Lite product line and future royalty revenue from the Max-Plus licensing agreement the Company expects to achieve a small positive cash flow from operations in 1999. However, the cash flow from these improved operating results would not be nearly sufficient to overcome the cost of debt. The Company is currently considering all options to deal with this serious problem.

     The Company experienced a decrease in convertible notes outstanding at June 30, 1998 to $2,077,500 from $3,477,500 at December 31, 1997. The decrease is due to conversion of such notes to common stock of the Company. Conversions of notes and other transactions during the first six months resulted in an increase in the number of shares outstanding to 143,594,531 at June 30, 1998 compared to 98,439,431 at December 31, 1997.


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

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     The Company filed two reports on Form 8-K during the three months ended June 30, 1998.

3. Item reported: Item 9 sales of equity securities pursuant to regulation S Date of report: June 19, 1997

4. Item reported: Item 9 sales of equity securities pursuant to regulation S Date of report: May 28, 1997

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                             ADVANCED GAMING TECHNOLOGY, INC.
                                     (Registrant)





DATE:      August 19, 1998          By:   /s/ DANIEL H. SCOTT
                                          --------------------------------------
                                          Daniel H. Scott
                                          President, Chief Operating
                                          Officer and Director

DATE:      August 19, 1998          By:   /s/ DANIEL H. SCOTT
                                          --------------------------------------
                                          Daniel H. Scott
                                          Chief Financial Officer