Form 10QSB
period 1998-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 1998-11-12
CIK 1030699

       [As adopted in Release No. 34-32231, April 28, 1993, 58 F.R. 26509]

                     U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

                                   (Mark One)
       [X]   QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
             SECURITIES EXCHANGE ACT OF 1934

             For the quarterly period ended:      September 30, 1998

       [ ]   TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
             EXCHANGE ACT

              For the transition period from _________ to _________
                         Commission file number 0-21991

                        ADVANCED GAMING TECHNOLOGY, INC.
                     (Exact name of small business issuer as
                            specified in its charter)

               Wyoming                                      98-0152226
    (State or other jurisdiction                          (IRS Employer
  of incorporation or organization)                     Identification No.)

                     P O BOX 46855 LAS VEGAS, NEVADA 89114
                    (Address of principal executive offices)
                                 (702) 227-6668
                           Issuer's telephone number

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

        October 22, 1998 110,185,448

        Transitional Small Business Disclosure Format (check one).
Yes [ ]   No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

        The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1997. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1998 may not be indicative of the results that may be expected for the year ending December 31, 1998.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                         September 30,       December 31,
ASSETS:                                                      1998                1997
                                                         -------------      -------------
Current Assets
  Cash and cash equivalents                              $    131,648       $     17,276
  Accounts receivable, net                                     25,827            244,065
  Prepaid expenses                                              4,128             84,640
  Deferred charges                                                 --            248,564
  Inventory                                                   109,605            163,156
      Total current assets                                   271,208            757,701
Property and Equipment, net                                 1,013,872          2,119,817

Intangible and other assets                                 4,767,705          4,982,272
     Total assets                                        $  6,052,785       $  7,859,790

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Current liabilities
  Accounts payable and accrued liabilities               $  2,632,374       $  4,310,325
  Notes payable                                               313,000            800,000
  Convertible notes                                           748,750          3,477,500
  Deferred revenue                                            390,000            390,000
  Current portion of long term debt                         3,918,370          1,911,256
     Total current liabilities                              8,002,494         10,889,081
Long term obligations, net of current portion                      --          1,724,302
     Total liabilities                                      8,002,494         12,613,383

Stockholders' Deficit:
   Preferred Stock-10% cumulative, $.10  par value;
    authorized 4,000,000 shares; issued - nil                      --                 --
  Common Stock - $.005 par value; authorized
   150,000,000 shares; issued and outstanding
   110,185,448 in 1998 and 98,439,431 in 1997                 550,927            492,197
  Additional paid-in capital                               32,070,628         27,703,310
  Accumulated deficit                                     (34,571,264)       (32,949,100)
     Total stockholders' deficit                           (1,949,709)        (4,753,593)
     Total Liabilities and stockholders deficit          $  6,052,785       $  7,859,790

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                       For the Three Months                  For the nine Months
                                        Ended September 30,                  Ended September 30,
                                 -------------------------------       -------------------------------
                                       1998             1997                1998               1997
                                 ------------       ------------       ------------       ------------
Revenues                         $     68,664       $    304,662       $    313,719       $  1,027,864
Cost of revenues                       10,270            169,353            122,980            409,827
Gross margin                           58,394            135,309            190,739            618,037

Expenses
 Research and development               1,000            389,487            273,986            918,370
 General and administrative           501,726          1,060,231          1,901,137          3,162,380
                                      502,726          1,449,718          2,175,123          4,080,750

Loss from operations                  444,332          1,314,409          1,984,384          3,462,713

Other income (expense),net           (134,112)          (563,542)           362,220         (1,632,282)

Net Loss                         $    578,444         $1,877,951         $1,622,164         $5,094,995

Net loss per common share        $       (.01)      $       (.03)      $       (.01)      $       (.09)

Weighted average common
  shares outstanding               83,221,299         57,368,781         83,221,299        57,368,781

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                                              For the Nine Months
                                                                              Ended September 30,
                                                                           ---------------------------
                                                                               1998            1997
                                                                           -----------     ------------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                                                   $(1,622,164)    $(5,094,995)
Adjustments to Reconcile Net Loss to Net Cash
 Provided by (Used in) Operating Activities:
     Depreciation and amortization                                             500,000         747,729
     Deferred revenues                                                              --        (310,000)
     Issuance of common stock for expenses                                      93,500         526,808
     Change in operating assets and liabilities:
       Accounts receivable                                                     218,238        (472,410)
       Prepaid expenses                                                         80,512        (260,905)
       Deferred charges                                                        248,564        (649,423)
       Inventory                                                                53,551        (153,608)
       Accounts payable and accrued liabilities                             (1,677,951)       (507,385)
Net cash used in operating activities                                       (2,105,750)     (6,174,189)

Cash Flows From Investing Activities:
Other assets                                                                  (185,433)        (86,568)
Disposal (purchases) of property and equipment                               1,005,944        (941,354)
Net Cash (Used In) provided by Investing Activities                            820,511      (1,027,922)

Cash Flows From Financing Activities:
Proceeds from issuance of common stock                                       4,332,549       2,099,308
Proceeds from debt and notes                                                   282,812       6,891,578
Repayment of debt and notes                                                 (3,215,750)     (1,511,290)
Bank loan                                                                           --        (354,100)
Net cash provided by financing activities                                    1,399,611       7,125,496
Net change in cash and cash equivalents                                        114,372         (76,615)
Cash and cash equivalents at beginning of period                                17,276          76,615
Cash and cash equivalents at end of period                                     131,648     $        --

Supplemental Disclosure of Cash Flow Information:
  Cash paid during the period for interest                                 $        --     $   340,627

Supplemental Disclosure of Non-Cash Investing and Financing Activities:
Conversion of notes to common stock                                        $ 2,728,750     $ 4,672,662

   The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1998 AND 1997
                                   (Unaudited)

1.      Interim Reporting

        The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1998, are not necessarily indicative of the results that may be expected for the year ended December 31, 1998. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1997.

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

        On August 26, 1998 the Company filed a petition for reorganization in Las Vegas pursuant to Chapter 11 of the U. S. Bankruptcy Code. The Company was unable to make payments on long term obligations. All debt is classified as current on the accompanying balance sheet at September 30, 1998. The Company believes it had exhausted all sources of financing. The Company, as debtor-in-possession, continues to operate and expects to file a plan of reorganization with the court by the end of 1998.

        After the close of business on June 30, 1998 the Company effected a 4 for 1 reverse stock split to reduce the number of shares outstanding. This transaction was previously approved at the Company's annual meeting. The number of shares outstanding immediately prior to the split was 143,594,531. During the third quarter conversions of notes payable to common stock resulted in an increase in the number of shares outstanding to 110,185,448.

The principal place of business for the Company is Las Vegas, Nevada.

Results of Operations -

1998 Compared to 1997

        The net loss for the nine months ended September 30, 1998 was $1,622,164 compared to $5,094,995 for the same period in 1997. This improvement was due to reduced operating expenses and the benefit of a $1.5 million one time licensing fee received in the first quarter of 1998. The net loss for the third quarter of 1998 was $578,444 compared to $1,877,951 in 1997. Reduced expenses were the primary reason for the improvement.

        Total revenue was $313,719 for the first nine months of 1998 compared to $1,027,864 for the same period in 1997. Due to the Max-Plus licensing arrangement the Company will experience lower Max-Plus revenue until the contract produces royalty revenue. Revenue from the Max-Lite product has also decreased due to placement of fewer units. Growth of this product has been hampered by limited cash resources available for promotion and distribution.

        Cost of revenue decreased significantly to $122,980 in 1998 from $409,827 in 1997. This decrease is due to the licensing arrangement of the Max-Plus product. Cost of revenue for the three months ended September 30, 1998 was $10,270 vs. $169,353 in the second quarter of 1997.

        Research and development expenses were $273,986 for the nine months compared to $918,370 for the same period in 1997. This decrease is due to limited cash resources available to fund development. This decrease is expected to continue until the Company is able to obtain additional funding. These costs were $1,000 for the second quarter compared to $389,487 in 1997.

        General and Administrative expenses decreased $1,261,243 to $1,901,137 for the first nine months of 1998 from $3,162,380 in 1997. This decrease is due to lower operating costs as a result of the Max-Plus licensing arrangement and a Company wide cost reduction program. These expenses were $501,726 for the third quarter compared to $1,060,231 for the third quarter of 1997.

        The reduction in expenses caused the loss from operations to improve to $1,984,384 at September 30, 1998 from $3,462,713 in 1997. This was achieved despite the short-term decrease in Max-Plus revenue caused by the licensing agreement. The loss from operations for the third quarter of 1998 was $444,332 compared to $1,314,409 in 1997.

        Other income and expenses provided income of $362,220 for the nine months ended June 30, 1998 compared to an expense of $1,632,282 in 1997. This improvement is due to the one time licensing fee of $1.5 million discussed above. Other income and expenses resulted in an expense of $134,112 for the third quarter of 1998 vs. $563,542 in 1997. The primary component is interest expense.


Liquidity and Capital Resources -

        The Company filed a petition for reorganization pursuant to Chapter 11 of the U. S. Bankruptcy Code on August 26, 1998. The Company was unable to make interest payments on long-term obligations. All debt is classified as current on the accompanying balance sheet. The Company received $75,000 of debtor-in-possession financing during the third quarter. This funding was necessary to continue operations.

        The Company will require additional financing to continue operations. New financing will be proposed in conjunction with a plan of reorganization. The Company expects to file a plan of reorganization by the end of 1998.

        The Company experienced a decrease in convertible notes outstanding at September 30, 1998 to $748,750 from $3,477,500 at December 31, 1997. The decrease is due to conversion of such notes to common stock of the Company. Conversions of notes and other transactions during the first six months resulted in an increase in the number of shares outstanding to 143,594,531 at June 30, 1998. A reverse stock split after the close of business on June 30, 1998 reduced the number of shares to 35,898,633. Subsequent conversions of notes in the third quarter caused the outstanding shares to increase to 110,185,448 at

September 30, 1998. There were 98,439,431 shares outstanding at December 31,
1997.

Inflation and Regulation -

        The Company's operations have not been, and in the near term, are not expected to be, materially affected by inflation or changing prices. The Company encounters competition from a variety of firms offering similar products in its market area. Many of these firms have long-standing customer relationships and are well staffed and well financed. The Company believes that competition in the industry is based on competitive pricing, although the ability, reputation and technical support of a concern is also significant. The Company does not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on its results of operations.

PART II - OTHER INFORMATION


Item 1.  Legal Proceedings

     None.

Item 2.  Changes in Securities

     None.

Item 3.  Defaults Upon Senior Securities

     None.

Item 4.  Submission of Matters to a Vote of Security Holders.

     None.

Item 5.  Other Information

     None.

Item 6.  Exhibits and Reports on Form 8-K

     27      Financial Data Schedule

     The Company filed one report on Form 8-K during the three months ended September 30, 1998.

                               SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                           (Registrant)





DATE:      November 14, 1998          By:   /s/ DANIEL H. SCOTT
                                         ----------------------------------
                                          Daniel H. Scott
                                          President, Chief Operating
                                          Officer and Director

DATE:      November 14, 1998          By:   /s/ DANIEL H. SCOTT
                                         ----------------------------------
                                          Daniel H. Scott
                                          Chief Financial Officer