Form 10KSB
period 1998-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 1999-07-28
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB


(Mark One)
[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 1998

                                       or

[ ]       TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

 For the transition period from _____________ to _______________

 Commission file number  000-21991______

                        ADVANCED GAMING TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)

         Wyoming                                                 98-0152226
State or other jurisdiction of                                (I.R.S. Employer
incorporation or organization                                Identification No.)

                     P O Box 46855, Las Vegas, Nevada 89114
               (Address of principal executive offices)(Zip code)

Issuer's telephone number             (702) 227-6668

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $.005
                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No



                                                                 Total pages: 29
                                                          Exhibit Index Page: 27



     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


     State issuer's revenues for its most recent fiscal year: $ 537,827


     As of June 28, 1999, there were 115,330,600 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $1,729,959 computed at the average bid and asked price as of June 28, 1999.

                         ISSUERS INVOLVED IN BANKRUPTCY
                     PROCEEDING DURING THE PAST FIVE YEARS

     Check whether the issuer filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes X No

                       DOCUMENTS INCORPORATED BY REFERENCE

     If the following documents are incorporated by reference, briefly describe them and identify the part of the Form 10-KSB (e.g., Part I, Part II, etc.) Into which the document is incorporated: (1) any annual report to security holders;(2) any proxy or information statement; and (3) any prospectus filed pursuant to Rule 424(b) or (c) of the Securities Act of 1933 ("Securities Act"):

     None

     Transitional Small Business Disclosure Format (check one): Yes___ NO X

                                TABLE OF CONTENTS



Item Number and Caption                                                     Page


PART I

Item 1 Description of Business............................................... 4

Item 2 Description of Property...............................................14

Item 3 Legal Proceedings.....................................................14

Item 4 Submission of Matters to a Vote of Security Holders...................16

PART II

Item 5 Market for Common Equity and Related Stockholder Matters..............17

Item 6 Management's Discussion and Analysis or Plan of Operations ...........18

Item 7 Financial Statements..................................................20

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..................................................20

PART III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act.....................21

Item 10 Executive Compensation...............................................22

Item 11 Security Ownership of Certain Beneficial Owners and Management.......25

Item 12 Certain Relationships and Related Transactions.......................25

Item 13 Exhibits and Reports on form 8-K ....................................27

                                     PART I

--------------------------------------------------------------------------------
                         ITEM I DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

GENERAL

     Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), is engaged in the design, assembly, supply, marketing and servicing of electronic gaming products, the core of which is its MAX Bingo Systems. In addition, the Company owns 178 acres of undeveloped property in Stone County, Missouri. The Company's common stock is traded on the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Under the symbol "AGTI."

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

     The Company has the following wholly owned subsidiaries: Executive Video Systems, Inc., a Maryland corporation ("Executive Video"), Palace Entertainment Limited, a company organized under the laws of the British Virgin Islands("Palace"), Branson Signature Resorts, Inc., a Nevada corporation ("Branson"),River Oaks Holdings, Inc., a Missouri corporation ("River Oaks"), Branson Bluffs Resorts, Inc. ("Branson Bluffs") a Missouri corporation, Allied Resorts, Inc. ("Allied") a Missouri corporation, River Oaks Resorts and Country Club, Inc.("River Oaks Resort") a Texas corporation, Prisms, Inc., a North Carolina corporation ("Prisms"), Pleasure World Ltd., ("Pleasure World"), and its subsidiary Prisms (Bahamas) Ltd. ("Prisms Bahamas"), both companies organized under the laws of the Bahamas, and A.G.T. Acceptance Corp., a Nevada Corporation("A.G.T. Acceptance Corp.").

     Executive Video owns certain proprietary software and technology relating to the MAX Bingo Systems, and prior to the merger with the Company, supplied five bingo locations.

     Palace Entertainment, an inactive company was organized in August 1996 to be a joint venture partner with various entities in China for the operation of entertainment centers in China, none of which materialized.

     Branson and its wholly-owned subsidiaries are a resort and land developer located in Branson, Missouri which owned two separate real estate properties:
(i) a resort property with limited existing development on site; and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property. The Company transferred the 178 acres of undeveloped property to River Oaks and subsequently to Advanced Gaming Technology, Inc. The company is currently attempting to sell the property. See "Description of Business - Real Estate Holdings."

     Prisms, Inc. transferred certain patents to Prisms (Bahamas) Ltd., for the development of bingo and other entertainment games. Prisms has invented several games under the patents and Prisms Bahamas has trademarks in place for such games. The company has not begun development of any of these games.

     The principal office of the Company is located at 3400 West Desert Inn Road, Las Vegas, Nevada. The Company moved the executive office from Vancouver, British Colombia during 1998. The company also closed an office in Branson, Missouri, where its real estate holdings are located.

     On August 26, 1998 Advanced Gaming Technology, Inc and Branson Signature Resorts filed for reorganization in Las Vegas under chapter 11 of The U. S. bankruptcy code. The cases are being jointly administered. The company continues to operate as "debtor in possession" while the reorganization effort continues. The company filed a plan of reorganization with the bankruptcy court in December, 1998. The company's plan disclosure statement was approved by the court on March 22, 1998. The plan was confirmed by the bankruptcy court on June 29, 1999. The plan becomes effective on early August, 1999.


     RECENT DEVELOPMENTS. The company filed for reorganization under chapter 11 of the U S bankruptcy code in Las Vegas on August 26, 1998. The company filed a plan of reorganization with the court in December 1998. There were several objections to the plan and disclosure statement that were addressed by the company during the first quarter of 1999. The company's plan and disclosure statement was approved by the court on March 22, 1999. The company's reorganization plan was confirmed by the bankruptcy court on June 29, 1999. The plan becomes effective on early August, 1999.

     Pursuant to the plan, obligations to secured creditors were re-negotiated. The new amount of secured debt on the effective date is $2,634,000. All remaining liabilities of the company have been fully satisfied through issuance of new common stock. Other secured creditors received 3 shares of new common stock for each $1 of allowed secured claim. Unsecured creditors received 1.88 shares of new common stock for each $1 of allowed claim.

     The company will issue 25 million shares of new common stock in conjunction with the plan. The existing common stock will be cancelled. Existing shareholders of the company on the effective date will receive 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 18 million shares will be issued to creditors, existing shareholders and new investors. A reserve of approximately 7 million shares will be maintained for additional allowed claims.


     OPERATING LOSSES. The Company incurred net losses of $3,628,887, $9,575,512 and $5,629,961 for the fiscal years ended December 31, 1998, 1997 and 1996, respectively. Such operating losses reflect developmental and other start-up activities. Substantial cost reductions were made in conjunction with the plan of reorganization. However, the company has generated minimal revenue from product distribution. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.


     FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. Since the Company's formation, it has funded its operations and capital expenditures primarily through private placements of debt and equity securities. See "Recent Sales of Unregistered Securities." The company raised $1,000,000 in conjunction with the reorganization effort through new investment and settlement of outstanding litigation. Should the Company require additional financing in the future there can be no assurance that such financing will be available at all or available on terms acceptable to the Company.


     GOVERNMENT REGULATION. The Company's operations are subject to gaming laws, which vary according to the jurisdiction in which each product is marketed. The state and local laws in the United States that govern the lease and use of gaming products vary widely and change frequently due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class
III. The Company's business will be impacted based upon how its products are ultimately classified. See "Business - Government Regulation" and "Business -Native American Bingo Operations."

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

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"'(generally, an individual with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse) must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt.

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

     TRADEMARK AND PATENT PROTECTION. The Company relies on a combination of patent, copyright and trademark law and technical security measures to protect its products. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate it products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents; such patents may not afford all necessary protection and competitors may develop equivalent or superior products that may not infringe such patents. See "Business - Patents and Trademarks."

PRODUCTS

MAX BINGO SYSTEMS

     The Company's MAX Bingo Systems products currently include three different products:

     [i] MAXPLUS. The MAXPLUS Bingo System was the first proprietary electronic bingo system developed by the Company. MAXPLUS is designed to increase bingo revenue at bingo halls, reduce administration costs and increase the excitement of play and the opportunity for bingo players to win. MAXPLUS gives players the opportunity to electronically play up to 300 bingo cards simultaneously. In addition, the System tracks necessary financial and analytical information by providing a fully integrated accounting package.

     [ii] MAXLITE. The MAXLITE Bingo system is a portable, hand-held electronic bingo unit that allows users to play up to 300 bingo cards per game. The unit offers many of the advantages of the MAXPLUS system in a lightweight wireless package. Approximately 100 MAXLITE units are currently in use in the United States.

     [iii] TurboMAX. TurboMAX is a pari-mutuel electronic bingo system that has five progressive jackpots with five different patterns for each game. A percentage of player purchases can be allocated toward a jackpot, which allows a jackpot to be offered on every game. This high-speed bingo game can be played every 45 to 60 seconds.

     In February, 1998 the Company executed a Financing, Licensing, and Royalty agreement with a major competitor, Bingo Technologies Corporation ("BTC"). This agreement granted BTC the exclusive right to sell, market, manufacture, and distribute the MAXPLUS and TurboMAX products in the United States for a period of five years. This agreement produced a one-time licensing fee of $1,500,000, and was to generate royalties of 15% based on the gross revenues generated by BTC from marketing these products. The royalty amount was in dispute at December 31, 1998. In January of 1999 BTC was acquired by Gametech International, another competitor. Gametech continued to dispute the amount of royalty payments. AGT filed suit regarding the issue in June 1999. In July of 1999 the parties resolved the dispute. In settlement, Gametech made a one time payment of $850,000 to AGT. Gametech was allowed to retain and operate existing MAXPLUS and Turbo MAX locations. AGT re-acquired the rights to these products for the future. In clarification of an existing patent license between the parties, Gametech was granted an non-exclusive license to the AGT patents.

OTHER PRODUCTS

     The company has expended considerable resources to develop two additional products known as Sonic Bingo and PartiMAX. These products have not been completed. The company is currently evaluating the cost involved to complete development. These projects will not proceed until a market analysis is performed to determine the potential return on investment. The company may decide to abandon these efforts if the market potential is not sufficient.

     Sonic Bingo is a high-stakes electronic speed bingo unit that uses the Company's TurboMAX software, and is capable of playing multiple cards simultaneously in sixty (60) second intervals. This system is capable of being networked throughout gaming halls as well as on a wide area basis, (subject to regulatory approvals). The Company sold an 18.75% interest in this project to a third party for $750,000; $390,000 of which had been received up through December 31, 1997. The executory contract with the third party was rejected in the bankruptcy proceeding. AGT believes it has no further relationship with this party. Development of Sonic Bingo has not been completed. The company is currently evaluating the merits of this project.

     Parti MAX is a hand held unit designed for use in the United Kingdom. The unit, although similar in concept to the MAXLITE requires significant development cost to design and produce. The United Kingdom was identified as new market for a portable unit since no portable electronic bingo systems are in use. The bingo market there is substantial.

     The Company entered into a marketing and sales agreement with the leading supplier of bingo paper and related products in the United Kingdom. This party has not participated in the development cost of the project. This agreement was rejected as an executory contract in the bankruptcy proceeding. AGT has no current relationship with this supplier.

     Development of PartiMAX has not been completed. It is unlikely that the company will continue development.


SALES AND MARKETING

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


     CHARITY BINGO. Charity bingo sessions are conducted on a regular basis by parochial, private and public schools, churches, and other organizations across the United States and Canada. Many of these bingo operations are too small to consider for permanent electronic installations.

     In many states, it is legal for a number of charities to associate with each other for the purpose of operating bingo halls. In North America, it is estimated that the majority of charity bingo is conducted in this manner. Under this concept, the association leases a suitable hall, plays bingo seven days per week, with a specific charity accepting responsibility for operations for that particular day of the week. In the United States, this type of operation is known as a "bingo barn." The result is a bingo operation that is much more efficient than isolated charity games. These charity bingo operations are candidates for electronic bingo systems.


REAL ESTATE HOLDING

     On June 22, 1995, the Company acquired all of the capital stock of Branson Signature Resorts (Branson) and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock.

     Branson was a resort and land development company located in Branson, Missouri. Branson owned two separate real estate properties: (i) a resort property with limited existing development on site; and (ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder.

     The Company is currently attempting to sell the 178 acres of undeveloped property. The property is burdened with a first trust deed of $1.6 million including accrued interest and a second mortgage of $884,000. Management believes that the proceeds from sale of the property may not be sufficient to pay the secured debt in full.


NATIVE AMERICAN BINGO OPERATIONS

     THE INDIAN GAMING REGULATORY ACT. IGR classifies games that may be played on Native American land into three categories. Class I gaming includes traditional Native American social and ceremonial games and is regulated only by the tribes. Class II gaming includes bingo, pull tabs, lotto, punch boards, instant bingo, certain card games played under limited circumstances and other games similar to bingo if those games are played at the same location where bingo is played. Class III gaming consists of all forms of gaming that are not Class I or Class II, such as video casino games, slot machines, most table games such as black jack, craps and keno. Generally, Class II gaming may be conducted on Native American lands if the state in which the Native American reservation is located permits such gaming for any purpose by any person. Class III gaming may only be conducted pursuant to a compact reached between the Native American tribe and the state in which the tribe is located. See" Business Government Regulation."

GOVERNMENT REGULATION

     In the United States, bingo is legal in the District of Columbia and all states, except Utah and Hawaii. In 46 of those states, it must be operated either by, or in association with, a not-for-profit organization. The two states where it may be played under private ownership for profit are Nevada and certain parts of Maryland. In any of the 48 states where bingo and other forms of gaming are legal, bingo may be played on tribal lands under tribal ordinance and with licensing approval by the tribes without state regulation. In each of the states where bingo is legal, the opening and operation of a game requires a license. In some states licensing is controlled at the state level and in other states it is controlled and issued at the local level. Some states have formed and maintain formal gaming commissions. In several states, the gaming commissions require that distributors, manufacturers and suppliers of bingo products and equipment as well as their sales representative obtain licenses. State regulations may limit the amount of revenues that the Company can generate by limiting the number of sessions, revenues per session, number of locations which may be operated, or other matters. The application for administrative approval by the Nevada Gaming Control Board to market and operate the Company's electronic bingo systems was filed to obtain access to the Nevada market. The Company is licensed in Alaska, Mississippi, Nevada, Texas, Virginia and Wisconsin, and has submitted an application for licensing to the Province of British Columbia, Canada.

     The state and local laws in the United States that govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected.

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


COMPETITION

     The Company believes it has five main competitors, most of which have substantially greater financial, marketing and technological resources than the Company. In addition, since electronic bingo comprises only a very small segment of the industry, it is conceivable that there will be new products and new companies entering this area of business. Notwithstanding this, the Company will continue to pursue a meaningful share of the electronic bingo market.


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


RESEARCH AND MARKET DEVELOPMENT

     During the fiscal years ended December 31, 1998 and 1997, research and market development expenses of the Company totaled approximately $279,059 and $1,230,426 respectively. During 1998 and 1997 the majority of these expenses were related to the development of MAXLITE, the refinement of MAXPLUS, and TurboMAX and the further development of its new products PartiMAX and Sonic Bingo.


EMPLOYEES

     As of March 31, 1999, the Company had 1 employee. This employee was not represented by a labor union.

--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

     The Company's principal executive offices are located in Las Vegas, Nevada. The offices were relocated from Vancouver, British Columbia during 1998. The company also closed a small office previously located in Branson, Missouri.

     In February, 1998 pursuant to an agreement with Bingo Technologies Corporation, ("BTC") the Company assigned it's obligations for it's distribution facility in Colorado, and its sales and marketing office located in Ohio to BTC.

     On June 22, 1995, pursuant to the Exchange Agreement, the Company acquired all the capital stock of Branson and its wholly-owned subsidiaries in exchange for 5,999,820 shares of the Company's Common Stock. Branson is a resort and land developer located in Branson, Missouri, which owned two separate real estate properties: (i) a resort property with limited existing development on site; and
(ii) 178 acres of undeveloped property in Stone County, Missouri. On November 17, 1995, the Company disposed of the resort property by forfeiture to the mortgage holder. The Company is currently attempting to sell the 178 acres of undeveloped property.

     The undeveloped property has been pledged to secure the repayment of: (i) promissory notes in an aggregate principal amount of $1,339,792 bearing interest at nine percent (9%) per annum and due in July 2002; (ii) a promissory note in the principal amount of $60,812 bearing interest at ten percent (10%) per annum and due on demand; and (iii) a convertible debenture in the principal amount of$,884,000 bearing interest at seven percent annually. This note is due in seven years from the date of confirmation of a plan of reorganization.

--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

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

     A principal of Tierra filed suit in Dallas, Texas concerning the stock collateral. A summary judgement was awarded to Tierra Corp in June of 1999. The River Oaks resort subsidiary has no assets at this time. This wholly owned subsidiary of Branson Signature Resorts is subject to dissolution in conjunction with the effective date of the bankruptcy plan.

     In February 1996, P.D.I., LLC, a Missouri limited liability company ("PDI")commenced an action in the Circuit Court of Stone County Missouri, claiming breach of a real estate purchase agreement which in part, provided for the construction of a sewage treatment facility for which damages are claimed, including the awarding to PDI of all escrow funds, costs and expenses incurred by PDI over and above the amount of escrow funds and cost and expenses, including attorney fees in connection with the commencement of the action.

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

     In April 1996, Larry Newman ("Newman") commenced a mechanics' lien in the Circuit Court of Stone County, Missouri, seeking $177,282, plus interest, for excavation work performed during the period between July 19, 1995 to September 25, 1995 on a road across the River Oaks development in Stone County. Thereafter, on or about June 24, 1996, Jack L. Holt ("Holt") filed a similar petition in the Circuit Court of Stone County, Missouri, claiming a mechanics' lien for engineering and land surveying during the period May 16, 1995 to July4, 1995 for a road across the River Oaks development property in the amount of$9,610, plus interest. The Holt case has now been consolidated in the case originally filed by Newman.

     The Company has filed a counterclaim alleging Newman and Holt extended the road beyond the boundaries of the River Oaks development property onto land owned by Sunset Cove, Ltd., a Missouri corporation.

     The court has since ordered Sunset Cove, Ltd. joined as a party needed for justadjudication. Discovery has not yet commenced.

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"),filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No.4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorneys fees and other costs. In July 1997, the case was transferred from the federal court in San Diego, California to the federal court in Phoenix, Arizona. Discovery has not yet commenced.

     The Company entered into a Lease License Agreement, dated December 7, 1995with G&J Production Trust. Pursuant to the Lease License Agreement, G&J Production Trust leased 200 MAXPLUS Bingo System units from the Company for use in G&J Production's bingo operation located in Victorville, California. As of January 23, 1997, G&J Production Trust was approximately three months behind in their payments to the Company and the Company removed its equipment from Victorville. In July 1997, the Company commenced a lawsuit. This action includes a claim for all outstanding accounts receivable, breach of Contract, and reimbursement for various costs expended by the Company in regards to the Contract.

     In December 1997, a former employee commenced an action against the Company in the District Court of the County of Hennepin, Minnesota alleging non-payment of certain expenses incurred while in the employ of the Company. The Company has entered a defense and denies any liability.

     The Company is defending these lawsuits. However, no assurance can be given as to the outcome of these cases. Management and counsel believe the ultimate liability will not have a material adverse effect on the company's financial position or results of operations.


--------------------------------------------------------------------------------
                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

     No matters were submitted to a vote of security holders during the year ended December 31, 1998.

                                     PART II


--------------------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
--------------------------------------------------------------------------------


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

  Year                    Period               Low             High
  1997
                       First Quarter           .45             1.04
                       Second Quarter          .31              .83
                       Third Quarter           .18              .46
                       Fourth Quarter          .04              .20
  1998
                       First Quarter           .02              .08
                       Second Quarter          .02              .08
                       Third Quarter           .01              .03
                       Fourth Quarter          .01              .02

     DIVIDENDS. The Company has never declared or paid dividends. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of June 28, 1999 was 408.


     RECENT SALES OF UNREGISTERED SECURITIES. Sales of unregistered securities during the past year were filed pursuant to 8-K on the following dates: January 14, 1998; March 3, 1998.

--------------------------------------------------------------------------------
                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS
--------------------------------------------------------------------------------


GENERAL

     The company experienced operating losses of $3,628,887 in 1998 and $9,575,512 in 1997. During 1998 liabilities of the company significantly exceeded assets. The company was in default on debt obligations and was unable to meet the cash flow needs in the ordinary course of business. The company believes it had exhausted additional financing sources. Management determined that the best course of action was to seek reorganization under chapter 11 of the U. S. bankruptcy code. A petition for reorganization was filed with the bankruptcy court in the District of Las Vegas on August 26, 1998. The company filed a plan of reorganization in December 1998. The plan and disclosure statement was approved in March 0f 1999. The bankruptcy plan was confirmed by the court on June 29, 1999. The plan becomes effective on early August, 1999.

RESULTS OF OPERATIONS

     The company was able to reduce losses during 1998 to $3.6 million compared to a loss of $9.5 million in 1997. The reduced operating loss was primarily due to a substantial cost reduction program implemented in conjunction with the reorganization effort. The company has reduced costs to minimum levels until additional revenue can be generated through new marketing efforts.

     Revenue production during 1998 was generated primarily from lease of Max Lite handheld electronic bingo units. The company did not realize royalty revenue expected from licensing of the Max Plus fixed based electronic units due to a dispute with the licensee. This dispute was resolved in July 1999. The company settled the dispute for a one-time payment of $850,000 from the licensee. The company retains the rights to the Max Plus product and is able to market the product without restrictions.

     Revenue subsequent to December 31, 1998 was minimal due to the lack of product placements. The company is currently seeking placement for Max Lite and Max Plus units. The company is also exploring new revenue sources to ultimately diversify revenue to decrease reliance on the electronic bingo markets.

     Future success of the company depends on its ability to place existing electronic bingo products and its ability to identify and achieve new sources of revenue.

INFLATION AND REGULATION

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

LIQIUDITY AND CAPITAL RESOURCES

     The company exhausted financing sources during 1998. The resulting shortfall in operating capital required the company to seek reorganization under chapter 11 of the U. S. Bankruptcy Code. The company's bankruptcy plan was confirmed by the court in June 1999. The plan becomes effective on early August, 1999.

     The liabilities of the company were substantially reduced by the terms of the plan of reorganization. The company will have $2.6 million in debt secured by the Branson real estate. All other debt, secured and unsecured, was satisfied in full through issuance of new common stock. The company raised $1 million through new investment and settlement of outstanding litigation.

     The company may require additional capital to fund future projects. There is no assurance that such capital will be available when needed. The potential lack of access to capital could inhibit the growth of the company. This could cause the company to delay pursuit of projects that may be identified as substantial returns on investment.

--------------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
--------------------------------------------------------------------------------

     The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.


--------------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
--------------------------------------------------------------------------------

     The Company has no changes in or disagreements with its accountants on any accounting and financial disclosure.

                                    PART III

--------------------------------------------------------------------------------
           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                                        Director
Name, Age and Principal Employment for Past Five Years                   Since
--------------------------------------------------------------------------------

Firoz Lakhani, 53, was President, Chief Operating Officer                 1995
and Director of the company from September 1995 until his resignation in February 1998. Mr. Lakhani served as a Director at Olds Industries, Inc., a Canadian public company, from August
1993 to September 1995, and was employed at Park Georgia
Realty, a real estate and land development brokering company, from July 1990 to August 1993. From 1979 to 1990, Mr. Lakhani was employed at Montreal Trust Company, where he headed the Commercial Real Estate Division.

Robert C. Silzer, Sr., 51, was Chairman, Chief Executive Officer          1993
and Director of the Company from November 1993 until his resignation in February 1998. He also served as a Director of InFOREtech Golf Technology, Inc., since September 1995. From
1986 to 1992,Mr. Silzer served as President and Chief Executive
Officer of Supercart International, Inc.

Robert L. Hunziker, 53, was appointed as a Director of the                1998
Company effective January 14, 1998. Mr. Hunziker has been employed in corporate relations and corporate finance with public companies since 1992. Previously, he was a limited partner
(associate director)of Bear, Sterns & Company, Inc., and he was a principal of Oppenheimer & Company, Inc.

Thomas S. Nieman, 49, was appointed Chief Executive Officer of            1998
the Company on February 15, 1998 and served in that capacity until his resignation in August 1998. Mr. Nieman served as Vice
President of Sales & Marketing for Shuffle Master, Inc., a public company supplying the casino gaming industry from1995 to 1997, and was Vice President of Marketing for Bally Gaming Inc., a major supplier of gaming equipment from 1992 to 1995.

Daniel H. Scott, 43, is currently Chairman, President and Chief           1998
Executive Officer of the company.

Prior to joining the company Mr. Scott was Senior Vice President and Chief Financial for MGM Grand Hotel Corp. of Las Vegas, Nevada, a casino operator, from September 1995 until August 1998. Prior to that Mr. Scott was Vice President and Treasurer during a twelve-year employment with Caesars Palace, a casino operator, in Las Vegas, Nevada.

Other executive officers:

Robert C. Silzer, Jr., 32, was Executive Vice President of the company until his termination in August 1998. Silzer, Jr. was a director of the Company from March 31, 1997 until December 17, 1997.

Donald Robert MacKay, 45, was the Chief Financial Officer of the Company from August 1995 until his resignation in August 1998.

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

--------------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
--------------------------------------------------------------------------------

     The following summary compensation table sets forth certain information regarding compensation paid in each of the Company's last two fiscal years to the Company's Chief Executive Officer and other executive officers whose salaries and bonus exceeded $100,000:

                           SUMMARY COMPENSATION TABLE

                                                               Other           All
Name and Principal          Fiscal                             Annual         Other
Position                     Year    Salary         Bonus   Compensation   Compensation (1)
-----------------------     -----   --------        -----   ------------   ------------
Robert C. Silzer, Sr.,      1996    $175,000 (2)        -       $ 10,000       $ 16,692
Chairman and Chief          1997    $225,000 (3)        -       $ 10,000       $ 16,832 (4)
Executive Officer(10)       1998           -            -              -              -

Firoz Lakhani               1996    $125,000 (5)        -       $ 10,000       $ 16,692
President and               1997    $175,000 (6)        -       $ 10,000       $ 13,004 (7)
Chief Operating Officer     1998           -            -              -              -

Thomas Nieman               1998    $ 52,500            -              -       $    750

(1) Amounts under "All Other Annual Compensation" represent an automobile allowance for: Robert C. Silzer, Sr., of $10,800 for 1996, $12,000 for 1997 and certain employee benefits; an automobile allowance for Firoz Lakhani of $9,600 for 1996, $10,800 for 1997 and certain employee benefits; an automobile allowance for Thomas Nieman $750 for 1998 and certain employee benefits.
(2)  Includes $37,500 deferred to subsequent year.
(3)  Includes $29,375 deferred to subsequent year.
(4)  Includes $1,500 deferred to subsequent year.
(5)  Includes $33,333 deferred to subsequent year.
(6)  Includes $23,125 deferred to subsequent year.
(7)  Includes $1,350 deferred to subsequent year.

Effective February 15, 1998, Mr. Silzer, Sr. and Mr. Lakhani resigned as Chief Executive Officer and Chief Operating Officer, respectively.

No bonuses were paid in 1998 and 1997.

Director Compensation

There are no arrangements pursuant to which Directors are compensated for any services provided as a Director.

Option Grants in Last Fiscal Year

     During 1998 2,850,000 options were granted to Thomas Nieman. Upon the resignation of Mr. Nieman during August 1998, the 2,850,000 were cancelled.

Aggregate Option Exercises in Last Year, and Year-End Option Values

     No options were exercised during 1998.

Employment Agreements

     Effective January 1, 1994, the Company entered into an employment agreement with Robert C. Silzer, Sr., under which Mr. Silzer, Sr. served as Chairman and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Silzer,Sr,. was paid a salary of $75,000 in 1994, $125,000 in 1995 and $137,500 in1996. He deferred $37,500 of his salary for the year 1996. He was paid a salary of $225,000 in 1997 and deferred $29,375 to 1998. The employment agreement was terminated in February 1998 in conjunction with Mr. Silzer's resignation as chief executive officer. Mr. Silzer is pursuing a claim against the bankruptcy for unpaid wages under the contract.

     Effective September 5, 1995, the Company entered into an employment agreement with Firoz Lakhani, under which Mr. Lakhani served as President and Chief Operating Officer of the Company. Pursuant to the Agreement, Mr. Lakhani was paid a salary of $6,250 per month from September 1, 1995 to December 31, 1995 and $91,667 in 1996. He deferred $33,333 of his salary for the year 1996. Mr. Lakhani was paid a salary of $175,000 in 1997, and deferred $23,125 1998. The employment agreement was terminated in February 1998 in conjunction with Mr. Lakhani's resignation as President and chief operating officer. Mr. Lakhani is pursuing a claim against the bankruptcy for unpaid wages under the contract.

     On February 15, 1994, the Company entered into an employment agreement, amended December 8, 1997 and February 17, 1998, with Robert C. Silzer, Jr. (the "Silzer Jr. Employment Agreement") under which Mr. Robert C. Silzer, Jr. served as Executive Vice President of the Company, effective September 1, 1997. Pursuant to the Silzer, Jr. Employment Agreement, and amendments thereto, Robert
C. Silzer, Jr. was paid a salary of $49,000 in 1994, $55,000 in 1995 and $85,937 in 1996 and effective September 1, 1997, his annual salary increased to $125,000. The company terminated this agreement on July 31, 1998. Mr. Silzer is pursuing a claim against the bankruptcy for unpaid wages under the contract.

     On March 6, 1998, the Company entered into an employment agreement with Thomas N. Nieman, under which Mr. Nieman was to serve as President and Chief Executive Officer. This agreement was terminated upon Mr. Nieman's resignation from the company in August 1998.

--------------------------------------------------------------------------------
                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
--------------------------------------------------------------------------------

     The following table sets forth information as of March 31, 1999 regarding the beneficial ownership of Common stock of the Company by (i) the directors of the Company, (ii) each executive named in the Summary Compensation Table that appears under "Executive Compensation-Summary Compensation Table," (iii) each person who was known by the Company to own beneficially more than 5% of the outstanding shares of Common Stock of the Company and (iv) all officers and directors as a group.

Name and address of Beneficial Owner   Number of Shares Owned   Percent of Class

Robert L. Hunziker                            1,730,734               1.5% (1)
2482-650 West Georgia Street
PO Box 11610
Vancouver, British Columbia

All officers and directors                    1,730,734               1.5% (2)
 as a group (5 persons)

(1) Includes stock options that are exercisable by Mr. Hunziker to acquire 750,000 shares of Common Stock and also includes 897,720 shares held by indirect ownership.

(2) All outstanding options were cancelled in conjunction with the bankruptcy plan which becomes effective early August, 1999.

--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------

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

     Firoz Lakhani, the President, Chief Operating Officer, and a Director of the Company, executed Promissory Notes ("Lakhani Notes") in January 1996 and1997, totaling $599,325, which allowed the exercise of options totaling1,770,000 common shares.

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

     The Silzer Notes were also revised to reflect a total of $82,773 which wasfully paid by Mr. Silzer as of December 31, 1997.

     During the fiscal year ended December 31, 1998, the Board of Directors held approximately 10 meetings. The Company does not have a standing audit committee, nominating committee or compensation committee.

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report.



1.   Financial Statements                                                   Page

Report of Robison, Hill & Co., Independent Certified Public Accountants    F - 1
Consolidated Balance Sheets as of December 31, 1998, and 1997              F - 2
Consolidated Statements of Operations for the years ended
     December 31, 1998, and 1997                                           F - 4
Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 1998                                                     F - 5
Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 1997                                                     F - 6
Consolidated Statements of Cash Flows for the years ended
     December 31, 1998, and 1997                                           F - 7
Notes to Financial Statements                                              F - 9

2. Financial Statement Schedules

     The following financial statement schedules required by Regulation S-X are included herein.

     All Schedules are omitted because they are not applicable or the required information is shown in the financial statements or notes thereto.

 3. Exhibits

     The following exhibits are included as part of this report:

Exhibit
Number                                   Exhibit
2.1       (1) Articles of Amendment to Articles of Incorporation of the Company.
2.2       (1) Articles of Amendment to Articles of Incorporation of the Company.
2.3       (1) Articles of Amendment to Articles of Auto N Corporation.
2.4       (1) Articles of Amendment to Articles of MacTay Investments Co.
2.5       (1) Articles of Incorporation of MacTay Investments Co.
2.6       (1) Bylaws of the Company.
6.20      (1) Financing, Royalty and Licensing agreement with Bingo Technologies
              Corporation, dated February 9, 1998.

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

--------------------------------------------------------------------------------
                                   SIGNATURES
--------------------------------------------------------------------------------


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.


Dated: July 28, 1999                      By /s/ Daniel H. Scott
       -------------                      -------------------------------------
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 28th day of July, 1999.

Signatures                                                     Title


/s/ Daniel H. Scott,                       Chairman and Director
                                           (Principal Executive and Accounting
                                            Officer)


/s/ Robert L. Hunziker                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Gaming Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 1998 and 1997, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 1998 and 1997 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $3,628,887 for 1998 and has incurred substantial net losses in recent years. At December 31, 1998, current liabilities exceed current assets by $7,603,775 and total liabilities exceed total assets by $3,956,431. These factors, and the others discussed in note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                    Respectfully submitted,

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
July 20, 1999

                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,



                                     ASSETS


                                                           1998          1997
                                                       ----------     ---------
Current Assets
  Cash and cash equivalents (note 2(h)) .............    $109,824      $ 17,276
  Accounts receivable, net ..........................       7,825       244,065
  Inventory (note 2 (c)) ............................      20,000       163,156
  Deferred charges ..................................         --        248,564
  Prepaid expenses ..................................       5,285        84,640
                                                       ----------     ---------

Total current assets ................................     142,934       757,701



Property and Equipment, net (note 2(d)) .............     204,740     2,119,817



Other Assets (note 3) ...............................   3,442,604     4,982,272
                                                       ----------     ---------


Total assets ........................................  $3,790,278    $7,859,790
                                                       ==========    ==========










    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,



                      LIABILITIES AND STOCKHOLDERS' DEFICIT

                                                           1998          1997
                                                       ----------     ---------
Current Liabilities
Liabilities Subject to Compromise
 Accounts payable ...................................   1,736,734     1,463,624
 Accrued liabilities ................................   1,029,854       813,717
 Other ..............................................         --      2,032,984
 Notes payable (note 4) .............................     313,000       800,000
 Convertible notes (note 5) .........................     748,750     3,477,500
 Deferred revenue (note 2(k)) .......................         --        390,000
 Current maturities of long-term debt (note 6).......   3,918,371     1,911,256
                                                       ----------     ---------
 Total current liabilities ..........................   7,746,709    10,889,081


Long-Term Debt (note 9) .............................         --      1,724,302
                                                       ----------     ---------
 Total Liabilities Subject to Compromise ............   7,746,709    12,613,383

Commitments and Contingencies (notes 11, 12, 13 and 14)

Stockholders' Deficit
 Preferred stock - 10% cumulative $.10 par value;
 authorized 4,000,000 shares; issued - nil ..........         --            --
 Common stock - $.005 par value; authorized 150 million
 shares; issued and outstanding 115,330,600 in 1998 and
 24,609,858 in 1997..................................     576,653       123,049
 Additional paid-in capital .........................  32,044,903    28,072,458
 Accumulated deficit ................................ (36,577,987)  (32,949,100)
                                                       ----------     ---------
 Net stockholders' deficit ..........................  (3,956,431)   (4,753,593)
                                                       ----------     ---------
Total liabilities and stockholders' deficit .........  $3,790,278    $7,859,790
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,



                                                          1998           1997
                                                       ----------     ---------

Revenue .............................................  $  537,827   $ 1,338,121
Cost of revenue .....................................     197,980       623,272
                                                       ----------     ---------
Gross margin ........................................     339,847       714,849
                                                       ----------     ---------

Expenses
Research and development ............................     279,059     1,230,426
 General and administration .........................   1,722,006     4,824,253
                                                       ----------     ---------
                                                        2,001,065     6,054,679
                                                       ----------     ---------
 Operating loss .....................................  (1,661,218)   (5,339,830)

Other (expense) income
 Foreign exchange adjustments (note 2 (g)) ..........      (2,338)        1,992
 Financing costs and interest .......................  (1,034,243)   (2,831,981)
 Asia project abandonment costs .....................      (9,986)     (564,062)
 Restructuring charge ...............................    (200,000)     (841,631)
 Write-down of Land held for investment .............  (1,137,432)          --
Loss on disposal of assets ..........................  (1,083,670)          --
Licensing income ....................................   1,500,000           --
                                                       ----------     ---------
Net Loss ............................................  (3,628,887)  $(9,575,512)
                                                       ==========   ===========

Net loss per common share (note 2(i)) ...............  $    (0.05)  $     (0.59)
                                                       ==========   ============
Weighted average common shares
outstanding (note 2 (i)) ............................  69,970,229    16,145,593
                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1998


                             Price Range                            Additional
                             Per Share         Common Stock          Paid-in      Accumulated
                                 $         Shares       Amount       Capital        Deficit          Total
                             ---------   -----------   ---------   ------------   ------------    -----------
Balance at January 1, 1998                24,609,858   $ 123,049   $ 28,072,458   $(32,949,100)   $(4,753,593)

To settle convertible
  notes and liabilities           --      90,720,742     453,604      3,972,445            --       4,426,049

Net loss for the year                            --          --             --      (3,628,887)    (3,628,887)
                                         -----------   ---------   ------------   ------------    -----------

Balance at December 31, 1998             115,330,600   $ 576,653   $ 32,044,903   $(36,577,987)   $(3,956,431)
                                         ===========   =========   ============   ============    ===========


    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1997

                             Price Range                            Additional
                             Per Share         Common Stock          Paid-in      Accumulated
                                 $         Shares       Amount       Capital        Deficit          Total
                             ---------   -----------   ---------   ------------   ------------    -----------
Balance at January 1,1997
(as reported prior to split)              42,248,368   $ 211,242   $ 20,000,471   $(23,373,588)   $(3,161,875)
Reverse stock split                      (31,686,276)  $(158,432)  $    158,432   $(23,373,588)   $(3,161,875)
                                         -----------   ---------   ------------   ------------    -----------
Balance at January 1,1997                 10,562,092   $  52,810   $ 20,158,903   $(23,373,588)   $(3,161,875)

to settle liabilities          .05-.91       162,817         814        299,545            --         300,359
to settle convertible notes    .04-.75     8,134,318      40,672      7,036,012            --       7,076,684
for security                   .10-.34     2,639,510      13,197         39,593            --          52,790
for financing costs & interest .04-.42       147,315         737        218,029            --         218,766
for deferred finance charges       --            --          --        (936,392)           --        (936,392)
for cash                          .175     1,000,000       5,000        695,000            --         700,000
Prisms, Inc. acquisition,
  additional consideration         .21       641,939       3,210         (3,210)           --             --
for share & warrant options    .25-.55       827,559       4,138      1,220,170            --       1,224,308
for employee options               --            --          --      (1,094,224)           --      (1,094,224)
for finders' fees              .10-.70       340,206       1,701        229,044            --         230,745
for compensation               .59-.91        24,102         120         57,380            --          57,500
for consulting & other expenses.10-.50       130,000         650        152,608            --         153,258

Net loss for the year                            --          --             --      (9,575,512)    (9,575,512)
                                         -----------   ---------   ------------   ------------    -----------

Balance at December 31, 1997              24,609,858   $ 123,049   $ 28,072,458   $(32,949,100)   $(4,753,593)
                                         ===========   =========   ============   ============    ===========






   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,



                                                          1998           1997
                                                       ----------     ---------
Cash flows from operating activities:
 Net loss ........................................... $(3,628,887)  $(9,575,512)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization ......................     437,410     1,535,791
 Issuance of common stock for expenses ..............         --        429,523
 Deferred revenue ...................................    (390,000)     (375,380)
Change in operating assets and liabilities:
 Accounts receivable ................................     236,240      (177,685)
 Inventory ..........................................     143,156      (120,156)
 Deferred charges ...................................     248,564      (248,564)
 Prepaid expenses ...................................      79,355        45,329
 Bank loan ..........................................         --       (354,100)
 Accounts payable ...................................     273,110       (30,993)
 Accrued liabilities ................................  (1,816,847)    1,165,208
                                                       ----------     ---------
Net cash used in operating activities ...............  (4,417,899)   (7,706,549)
                                                       ----------     ---------
Cash flows from investing activities:
Intangible assets....................................         --            --
Purchase of property and equipment ..................         --       (974,114)
Disposal of property and equipment ..................     986,894       244,400
Security deposits ...................................         --        (73,112)
Write down of property, equipment & Investment in land  1,857,990           --
Other ...............................................     172,451        75,709
                                                       ----------     ---------
Net cash used in investing activities ............... $ 3,017,335      (727,117)
                                                       ----------     ---------



 The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                        For the Years Ended December 31,


                                                          1998          1997
                                                       ----------     ---------
Cash flows from financing activities:
Stockholder's loan ..................................  $      --      $ (28,387)
Proceeds from issuance of common stock ..............   4,426,049     8,773,119
Proceeds from convertible notes .....................     525,000     7,350,000
Payments of convertible notes .......................  (3,253,750)   (7,165,000)
Principal payments on notes payable .................    (625,000)     (744,356)
Proceeds from notes payable .........................     138,000       925,000
Principal payments of long-term debt ................         --       (986,049)
Proceeds from long-term debt ........................     282,813       250,000
                                                       ----------     ---------
Net cash provided by financing activities ...........   1,493,112     8,374,327
                                                       ----------     ---------

Net change in cash and cash equivalents .............      92,548       (59,339)
Cash and cash equivalents at beginning of year ......      17,276        76,615
                                                       ----------     ---------
Cash and cash equivalents at end of year ............  $  109,824     $  17,276
                                                       ==========     =========

Supplemental disclosure of cash flow information:
Cash paid during the year for interest ..............  $  122,377     $ 340,626
Non cash investing and financing activities:
 Issuance of common stock for finders' fees .........  $      --      $ 230,745
 Issuance of common stock for debt reduction
  and settlement of convertible notes ...............  $4,426,049     $7,377,043







   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997


NOTE 1 - HISTORY AND ORGANIZATION

     The Company was incorporated under the laws of the State of Wyoming in 1963 under the name of MacTay Investment Co. In 1987, the name was changed to Auto N Corporation. The Company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices are located in Las Vegas, Nevada. The Company is principally engaged in the development and marketing of electronic bingo equipment.

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

(d)    Property and Equipment

     Property and equipment is stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5years.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   (Continued)


NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

     Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization is removed from the accounts and any gain or loss is included in the determination of income or loss.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   (Continued)

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

(i)  Net Loss per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128,"Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. The effect of outstanding common stock equivalents are anti-dilutive for 1998 and 1997 and are thus not considered. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                 1998                                1997
                  --------------------------------    -----------------------------------
                                  Number                            Number
                                    Of       Loss                     of         Loss
                     Loss         Shares   per Share     Loss       Shares     per Share
Basic EPS
Loss to Common
 Shareholders     $(3,628,887)  69,970,234 $(0.05)   $(9,575,512) 16,145,593    $(0.59)
                  ===========  ===========  ======    ===========  ==========    ======

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(j)  Revenue

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

     Certain reclassifications have been made in the 1997 financial statements to conform with the 1998 presentation

NOTE 3 - OTHER ASSETS

                                                          1998          1997
                                                      -----------   -----------
Land                                                  $ 3,000,000   $ 4,132,000
Software rights and other, net                            442,604       850,272
                                                      -----------   -----------
                                                      $ 3,442,604   $ 4,982,272
                                                      ===========   ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1998 and 1997
                                   (Continued)

NOTE 4 - NOTES PAYABLE

                                                          1998         1997
                                                      -----------   -----------
Due to an individual, interest at $300 per day,
 principal and interest due on demand, secured
 by certain revenue generating equipment and a
 personal guarantee of an officer and director        $       --    $   150,000

Due to a corporation, interest at $300 per day,
 principal and interest due on demand, secured
 by certain revenue generating equipment and a
 personal guarantee of an officer and director                --        150,000

Due to a corporation, interest at $350 per day,
 principal and interest due on demand, secured
 by certain revenue generating equipment and a
 personal guarantee of an officer and director                --        105,000

Due to an individual, interest at 59%, principal
 and interest due on January 17, 1998, secured
 by shares of the Company, and a personal
 guarantee of an officer and director                         --        200,000

Due to a corporation, interest negotiated at
 $10,000 per month, principal and interest due
 on demand, unsecured                                         --        120,000

Due to a corporation, non-interest bearing, due
 on demand, unsecured                                         --         75,000
Other                                                     313,000           --
                                                      -----------   -----------
Total notes payable                                   $   313,000   $   800,000
                                                      ===========   ===========

Of the 1997 notes, $505,000 was settled in 1998, for stock.

NOTE 5 - CONVERTIBLE NOTES

     Due to individuals and corporations, bearing interest at rates between U.S. base rate and 12% per year, due on demand. Certain of the notes are convertible into common shares of the Company at fixed prices ranging from $0.049 to $0.102, and others are convertible at a 20% discount to the closing bid price at the time of conversion. Certain convertible notes have warrants attached thereto, granting the holders the option to purchase a total of 1,404,348 common shares of the Company at prices ranging from $0.10 to $0.40, (see notes 7, 13 and 14).

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

 Long-term debt consists of the following:                1998         1997
                                                      -----------   -----------
Notes payable, interest at 9%, quarterly interest
 only payments until July 2002, collateralized
 by deed of trust                                     $ 1,339,792   $ 1,339,792

Note payable, interest at 10%, quarterly interest
 only payments, balance due on demand,
 collateralized by deed of trust                           60,812        60,812

Loan payable, interest at 13.2%, due in monthly
 installments of $31,000 including interest, due
 on demand, secured by equipment                           86,862        86,862

Note payable, interest at 3% above the Chase
 Manhattan prime lending rate, due in quarterly
 principal installments of $17,857 plus accrued
 interest, matures January 2002                           464,286       464,286

Note payable, interest at 10%, principal is due, and
 is secured by 100,000 common shares of the Company        75,106        75,106

Note payable, interest at 10%, due on demand               37,644        37,644

Note payable, interest at 10%, due on demand                3,600         3,600

Note payable, interest at 9%, due on demand                55,000        55,000

Convertible debenture, total facility $1,000,000
 plus accrued interest, interest at 2% per month
 compounded monthly, principal and accrued interest
 convertible into common stock in whole or part at
 holder's option, redeemable by the Company at any
 time to maturity; bonus consideration of $150,000
 per year for four years, convertible into stock at
 holder's option, due on demand                         1,763,199     1,249,286

Loan payable, interest at 12%, due in monthly
 installments of $1,000 including interest, matures
 December 1999, secured by a patent                        32,070        32,070
                                                      -----------   -----------
                                                        3,918,371     3,635,558
Less: current maturities                                3,918,371     1,911,256
                                                      -----------   -----------
 Net long-term debt                                   $       --    $ 1,724,302
                                                      ===========   ===========

     All of the long-term debt obligations are in default as at December 31,1998, (see note 13 and 14).

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997
                                   (Continued)


NOTE 7 - STOCK OPTIONS AND WARRANTS

     All options and warrants have been granted at exercise prices greater than the market value on the date of granting except for 5,015,000 options. All options vest 100% at the date of granting of the options. All options and warrants outstanding were eliminated in 1999 in conjunction with the effective date of the plan of reorganization.

                                                          1998          1997
                                                      -----------   -----------
Options and warrants outstanding, beginning of year    29,867,440    14,423,367
 Granted                                                2,850,000    24,441,019
 Expired                                                      --     (5,686,708)
 Cancelled                                            (32,717,440)          --
 Exercised                                                    --     (3,310,238)
                                                      -----------   -----------
Options and warrants outstanding, end of year                 --     29,867,440
                                                      ===========   ===========
Option and warrant price for options and warrants
 outstanding, end of year                                     --    $0.04-$3.00
                                                      ===========   ===========
Options and warrants granted subsequent to year end           --      2,850,000
                                                      ===========   ===========
Option and warrant price range granted subsequent
 to year end                                                  --    $0.03-$1.00
                                                      ===========   ===========

     In October 1995, the FASB issued SFAS No. 123, "Accounting for Stock-Based Compensation." As permitted by the standard, the Company has elected to continue to follow existing accounting guidance, Accounting Principles Board Opinion No.25 and related interpretations (APB No. 25), for stock-based compensation. However, SFAS No. 123 requires companies electing to follow existing accounting rules to disclose in a note the pro forma effects as if the fair value based method of accounting had been applied. The Company recorded compensation expense of $210,756 for the year ended December 31, 1997, in connection with its performance shares, restricted stock and other stock compensation awards. In accordance with APB No. 25, no compensation expense has been recognized for the Company's stock options.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997
                                   (Continued)


NOTE 7- STOCK OPTIONS AND WARRANTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1998 and 1997, respectively: dividend yield of 0.0 percent for both years, expected volatility of 149.75 and 149.05 percent, respectively, risk-free interest rates of 6.2 percent for both years and expected lives of 5 years for both years. If compensation expense for the Company's stock options granted in 1998 and 1997 had been determined based on the fair value at the grant dates for such awards in accordance with SFAS No.123, the effect on the Company's net income and earnings per share for each of the years ended December 31, 1998 and 1997 would have been immaterial.

NOTE 8 - SEGMENTED INFORMATION

     The company derived all revenues in 1998 and 1997 from operations within the United States. The company has no assets outside of the United States. The company incurred an operating loss of $9,986 in 1998 due to an abandoned project in Asia.

NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)

     The following tables set forth certain unaudited quarterly financial information:

                                         1998 Quarters Ended,

                             Mar. 31        Jun. 30      Sep. 30       Dec. 31
                            ---------     ---------     ---------     ---------
 Revenues                   $ 184,790     $  60,265     $  68,664     $ 224,108
 Gross margin                  92,510        39,835        58,394       149,108
                            ---------     ---------     ---------     ---------
 Operating income(loss)      (967,608)     (572,444)     (444,332)      323,166
 Other expenses, net          873,318      (376,986)     (134,112)   (2,329,889)
                            ---------     ---------     ---------     ---------
 Loss before taxes             94,290       949,430       578,444     2,006,723
 Income taxes                     --            --            --            --
                            ---------     ---------     ---------     ---------
Net Loss                    $  94,290     $ 949,430     $ 578,444    $2,006,723
                            =========     =========     =========     =========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1998 and December 31, 1997
                                   (Continued)


NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)(continued)

                                           1997 Quarters ended,

                             Mar. 31       Jun. 30       Sep. 30       Dec. 31
                            ---------     ---------     ---------     ---------
 Revenue                    $ 510,366     $ 212,836     $ 304,662     $ 310,257
 Gross margin                 403,632        79,096       135,309        96,812
                            ---------     ---------     ---------     ---------
 Operating loss               435,409     1,712,895     1,314,409     1,877,117
 Other expenses, net          298,301       692,142       520,784     2,724,455
                            ---------     ---------     ---------     ---------
 Loss before taxes            733,710     2,405,037     1,835,193     4,601,572
 Income taxes                     --            --            --            --
                            ---------     ---------     ---------     ---------
Net Loss                    $ 733,710    $2,405,037    $1,835,193    $4,601,572
                            =========     =========     =========     =========


NOTE 10 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $12,000,000 and $11,000,000 for the years ended December 31, 1998 and 1997 respectively, are the result of net operating losses and the gaming license rights reserve.

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                          1998          1997
                                                      -----------   -----------
Future deductible temporary differences related to
 reserves, accruals, and net operating losses         $12,000,000   $11,000,000
Valuation allowance                                   (12,000,000)  (11,000,000)
                                                      -----------   -----------
Net deferred income tax                               $       --    $       --
                                                      ===========   ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)

NOTE 10 - INCOME TAXES (continued)

     As of December 31, 1998, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $34,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of December 31, 1998, which includes $253,000 from the gaming license and manufacturing rights reserve and $11,700,000 from net operating loss carryforward. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations. The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                          1998          1997
                                                      -----------   -----------
Benefit at the federal statutory rate of 34%          $ 1,234,000   $ 3,202,000
Non-deductible expenses                                    (5,000)      (21,000)
Utilization of gaming license rights                          --        527,000
Utilization of net operating loss carryforward         (1,357,000)   (3,542,000)
Other                                                     128,000      (166,000)
                                                      -----------   -----------
                                                      $       --    $       --
                                                      ===========   ===========

NOTE 11 - CONTINGENCIES

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)


NOTE 11 - CONTINGENCIES (continued)

(a) The Company entered into an agreement, dated July 17, 1996, amended September 15, 1996 with Fortune Entertainment Corporation, a Delaware corporation ("FEC"), under which FEC has the right to receive a participating interest in certain of the Company's projects. As of December 31, 1998, Fortune Entertainment had provided the Company with $1,025,738. The company has stopped development efforts on the projects and is considering abandonment. The company has rejected this agreement in the reorganization process.

(b) In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

     Braintech, Inc. ("Braintech") filed a statement of claim in the Supreme Court of British Columbia on November 24, 1995 and amended on March 26, 1996 claiming default by the Company on three promissory notes. Braintech claimed damages in the amount of $200,000, plus interest of ten percent (10%) per annum, and costs. In 1997, the Company settled this dispute for $75,000 to be paid by issuance of stock (see note 4).

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)


NOTE 11 - CONTINGENCIES (continued)

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

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"), filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet seeks to enjoin the defendants from any further alleged infringement of the Patent and is seeking actual and enhanced damages as well as attorney fees and other costs. In July 1997, the case was transferred from the federal court in San Diego, California to the federal court in Phoenix, Arizona. Discovery is expected to commence in 1999.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)


NOTE 11 - CONTINGENCIES (continued)

     In February and March 1998, actions were brought against the Company in the District Courts in the States of New York and Colorado by certain Convertible Debenture holders. The plaintiffs alleged the Company was in default in regard to the conversion of these debentures. A settlement was reached in April 1998.


NOTE 12 - SUBSEQUENT EVENTS

     On June 29, 1999 the company's plan of reorganization was confirmed by the bankruptcy court in the district of Las Vegas. The plan becomes effective on early August, 1999.

     The company licensed the Max Plus and Turbomax products to BTC in February 1998 under a 5 year agreement. In addition the company sold all existing accounts relating to these products to BTC. The contract allowed BTC to offset royalties against a $400,000 note payable by AGT to BTC. The contract was disputed by BTC almost immediately. BTC refused to pay royalties due and began making up additional offsets to the royalties for lost accounts, miscellaneous expenses, etc. No royalties had been paid by BTC through 12/31/98. In January 1999 BTC was acquired by Gametech International. In March 1999 AGT received a royalty payment of $9,800 representing royalties for January 1999. No further payments were received.

     AGT filed suit against BTC/Gametech in bankruptcy court in June 1999 for unpaid royalties, breach of contract and other issues. The conflict was resolved in July 1999. AGT received a one-time payment of $850,000. The Max Plus and Turbo max rights were returned to AGT. Gametech received a license to the AGT patents and was allowed to keep the existing accounts with the AGT products.

     No receivable for royalties was recorded at 12/31/98. It would have had to be reserved 100% due to the dispute. The $850,000 settlement has been considered compensation for the remaining portion of the contract.

     In conjunction with the plan of reorganization that was confirmed on June 29, 1999, certain outstanding secured obligations were settled by issuing new notes for $2,634,000 an additional unsecured claim of $800,000. The unsecured claim will be converted to equity on the effective date of the plan. The obligations including accrued interest was recorded at $3,491,190 at 12/31/98.

     All unsecured claims on the books of AGT will be converted to equity on the effective date. Several amounts recorded at 12/31/98 will not result in allowed claims as the parties failed to file proof-of-claim.

     All liabilities of the Branson subsidiaries will be eliminated on the effective date. No compensation was provided in the plan. These obligations totaled $1,330,481 at 12/31/98.

     The holders of convertible notes all converted prior to August 1998, with the exception of Landow which was outstanding at 12/31/98. The process for conversion called for the noteholders to notice their intent to convert and AGT to deliver stock to escrow. Several noteholders maintain that the ultimate conversion value is based on the price of the stock on the day it is removed from escrow rather than the date of conversion. As a result several noteholders believe they were due additional shares due to the decline in stock price between the conversion date and the date they sold the shares.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)


NOTE 12 - SUBSEQUENT EVENTS (continued)

     The company believes these claims are equity interests at 12/31/98. The noteholders believed they had a liability claim of $579,242. This matter was resolved in the bankruptcy by allowing an unsecured claim of $579,242. This claim will be converted to equity with all other unsecured interests on the effective date. No liability is recorded at 12/31/98 due to the company*s contention that these were at most equity interests.

     The plan of reorganization will result in significant changes to the equity make-up of the company. Unsecured creditors and new investors will hold the majority of the equity interest. The existing shareholders did survive the in the plan, but at a much reduced equity interest. Approximately 25 million new shares of common stock will be issued under the confirmed plan.


NOTE 13 - GOING CONCERN

     The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. On August 26, 1998 the Company filed a petition for reorganization under chapter 11 of the U S bankruptcy code in Las Vegas, Nevada.

     In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to successfully complete the reorganization process and meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 14 - PETITION FOR RELIEF UNDER CHAPTER 11

     The company filed for reorganization under chapter 11 of the U S bankruptcy code in Las Vegas on August 26, 1998. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31 1998 and 1997 balance sheets as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and Equipment.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1998 and December 31, 1997 (Continued)


NOTE 14 - PETITION FOR RELIEF UNDER CHAPTER 11 (continued)

     The Debtor received approval from the Bankruptcy Court to pay or otherwise honor certain of its obligations, including employee wages and product warranties. The Debtor has Determined that there is insufficient collateral to cover the interest portion of scheduled payments on its prepetition debt obligations. Contractual interest on those obligations is in excess of reported interest expense; therefore, the Debtor has discontinued accruing interest on these obligations.

     The company filed a plan of reorganization with the court in December 1998. There were several objections to the plan and disclosure statement that were addressed by the company during the first quarter of 1999. The company's plan and disclosure statement was approved by the court on March 22, 1999. The company's reorganization plan was confirmed by the bankruptcy court on June 29, 1999. The plan becomes effective on early August, 1999.

     Pursuant to the plan, obligations to secured creditors were re-negotiated. The new amount of secured debt on the effective date is $2,634,000. All remaining liabilities of the company have been fully satisfied through issuance of new common stock. Other secured creditors received 3 shares of new common stock for each $1 of allowed secured claim. Unsecured creditors received 1.88 shares of new common stock for each $1 of allowed claim.

     The company will issue 25 million shares of new common stock in conjunction with the plan. The existing common stock will be cancelled. Existing shareholders of the company on the effective date will receive 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 18 million shares will be issued to creditors, existing shareholders and new investors. A reserve of approximately 7 million shares will be maintained for additional allowed claims.

NOTE 15 - STOCK SPLIT

     After the close of business on June 30, 1998 the Company effected a 4 for 1 reverse stock split of the Company's common stock. As a result of the split, 31,686,276 shares were cancelled, and additional paid-in capital was increased by $158,432. All references in the accompanying financial statements to the number of common shares and per share amounts for 1997 have been restated to reflect the reverese stock split. This transaction was previously approved at the Company's annual meeting. The number of shares outstanding immediately prior to the split was 143,594,531.