Form 10QSB
period 1999-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 1999-07-28
CIK 1030699

[As adopted in Release No. 34-38850, July 18, 1997, effective September 2, 1997,
                                62 F.R. 39755.]

                    U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
        [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                 For the quarterly period ended: March 31, 1999

             [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(d) OF THE
                                  EXCHANGE ACT

       For the transition period from _______________ to _________________

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

                       P O BOX 46855 Las Vegas,  NV 89114  (Address of principal
                    executive offices)

                                 (702) 227-6578
                           Issuer's telephone number

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

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 1999 115,330,600

      Transitional Small Business Disclosure Format (check one). Yes ; No x

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three months ended March 31, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    March 31        December 31
                                                      1999             1998
                                                   -----------      -----------
ASSETS
Current Assets
Cash and cash equivalents ......................   $    45,026      $   109,824
Accounts receivable, net .......................        79,235            7,825
Prepaid expenses ...............................         5,285            5,285
Inventory ......................................        20,000           20,000
                                                   -----------      -----------
Total current assets ...........................       149,546          142,934
                                                   -----------      -----------

Property and Equipment, net ....................       183,740          204,740


Intangible and other assets ....................     3,442,604        3,442,604
                                                   -----------      -----------

     Total assets ..............................   $ 3,775,890      $ 3,790,278
                                                   ===========      ===========











     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    March 31        December 31
                                                      1999             1998
                                                   -----------      -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT

Current liabilities
Liabilities Subject to Compromise
 Accounts payable and accrued liabilities ......   $ 2,863,088      $ 2,766,588
 Notes payable .................................       313,000          313,000
 Convertible notes .............................       748,750          748,750
 Current portion of long-term debt .............     3,918,371        3,918,371
                                                   -----------      -----------
Total current liabilities ......................     7,843,209        7,746,709

Long term obligations, net of current portion ..           --               --
                                                   -----------      -----------
Total Liabilities Subject to Compromise ........     7,843,209        7,746,709
                                                   -----------      -----------
Stockholders' Deficit
 Preferred Stock - 10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil ....            --               --
Common Stock - $.005 par value; authorized
 150,000,000 shares; issued and outstanding
 115,330,600 in 1999 and 1998 ..................       576,653          576,653
Additional paid-in capital .....................    32,044,903       32,044,903
Accumulated deficit ............................   (36,688,875)     (36,577,987)
                                                   -----------      -----------
Total stockholders' deficit ....................    (4,067,319)      (3,956,431)
                                                   -----------      -----------
Total Liabilities and Stockholders' Deficit ....   $ 3,775,890      $ 3,790,278
                                                   ===========      ===========






     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)
                       For the Three Months Ended March 31


                                                      1999             1998
                                                   -----------      -----------
Revenue ........................................   $    87,501      $   184,790
Cost of revenue ................................             -           92,280
                                                   -----------      -----------
Gross margin  ..................................        87,501           92,510
                                                   -----------      -----------

Expenses .......................................       101,889        1,060,118
                                                   -----------      -----------

Loss from operations ...........................        14,388          967,608

Other income (expense), net ....................       (96,500)         873,318
                                                   -----------      -----------
Net Loss .......................................   $  (110,888)     $   (94,290)
                                                   ===========      ===========

Net loss per common share ......................   $       --       $       --
                                                   ===========      ===========

Weighted average common shares outstanding .....   115,330,600       27,367,080











     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                       For the Three Months Ended March 31


                                                          1999          1998
                                                      -----------   -----------
Cash Flows From Operating Activities:
Net Loss ...........................................  $  (110,888)  $   (94,290)
Adjustments to Reconcile Net Loss to Net
Cash Provided by (Used in) Operating Activities:
Depreciation and amortization ......................       21,000       316,434
Issuance of common stock for expenses ..............          --         93,500
Change in operating assets and liabilities:
Accounts receivable ................................      (71,410)      (68,924)
 Prepaid expenses ..................................          --         56,934
 Deferred charges ..................................          --        192,218
Inventory ..........................................          --         53,550
Notes receivable ...................................          --            809
Accounts payable and accrued liabilities ...........       96,500      (922,620)
                                                      -----------   -----------
Net cash used in operating activities ..............      (64,798)     (372,389)
                                                      -----------   -----------

Cash Flows From Investing Activities:
Intangible assets ..................................          --            --
Purchase of property and equipment .................          --            --
Disposal of property and equipment .................          --        298,144
Security deposits ..................................          --         (2,181)
 Deferred development costs ........................          --          7,750
                                                      -----------   -----------
Net cash provided by (used in) investing activities.          --        303,713
                                                      -----------   -----------

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)
                      For the Three Months Ended March 31,

                                                          1999         1998
                                                      -----------   -----------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock .............          --      1,560,345
 Proceeds from debt and notes ......................          --            --
 Repayment of debt and notes .......................          --       (625,000)
 Payment of convertible notes ......................          --     (1,250,000)
Proceeds from convertible notes ....................          --        150,000
Principal payments on long-term debt ...............          --        (33,599)
Proceeds from long-term debt .......................          --        306,112
                                                      -----------   -----------
Net cash provided by financing activities ..........          --        107,858
                                                      -----------   -----------

Net increase(decrease) in cash and cash equivalents       (64,798)       39,182

Cash and cash equivalents at beginning of period ...      109,824        17,276
                                                      -----------   -----------

Cash and cash equivalents at end of period .........  $    45,026   $    56,458
                                                      ===========   ===========



Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest ...........  $       --    $   122,377
Supplemental Disclosure of Non-Cash Investing
and Financing Activities:
Conversion of notes to common stock ................  $       --    $ 1,577,124
Issuance of common stock for debt reduction ........  $       --        310,696








     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 1999 AND 1998
                                   (Unaudited)

1.   Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and with Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three month period ending March 31, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


Item 2. Management's Discussion and Analysis or Plan of Operation.

General -

     This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1998. The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are nor limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward-looking statements should be considered accordingly.

     The company filed for reorganization under chapter 11 of the U. S. bankruptcy code on August 26, 1998. Since that time, efforts have been focused on developing a new operating strategy and completing the reorganization process.

     The company filed a plan of reorganization in December 1998. The plan and disclosure statement was approved in March1999. The plan of reorganization was confirmed by the bankruptcy court on June 29, 1999. The plan is expected to become effective in early August 1999.

     Confirmation of the plan gives the company a new start and an opportunity to execute a new business plan. The company will receive approximately $1 million on the effective date of the plan through settlement of outstanding litigation and new investment in the company. The new business plan will attempt to capitalize on the existing electronic bingo systems. The company will also look to explore new gaming related products and services as such opportunities become available. Diversification of operating revenue is a long-term goal.


Results of Operations -

1999 Compared to 1998

     The loss for the three months ended March 31, 1999 was $110,888 compared to a loss of $94,290 for the same period in 1998. Revenue was $87,501 in the first quarter of 1999 compared to $184,790 in 1998. Most revenue in 1999 was royalty revenue from the Max Plus licensing agreement. Most of this revenue had not been collected at March 31, 1999 due to a dispute with the licensee.

     The licensing matter was resolved in July of 1999. The parties were disputing payments received under the agreement. The company filed suit against the licensee and its successor in June of 1999. The matter was resolved in July of 1999. The company received a one-time payment of $850,000 in full settlement of the licensing agreement. The company regains the right to market the Max Plus and TurboMax systems.

     Expenses for the quarter ended March 31, 1999 decreased to $101,889 from $1,060,118 in 1998. A substantial cost reduction effort was implemented when the reorganization effort began in August 1998.

     Other income(expense) for the first quarter of 1998 was boosted by a one-time license fee related to the Max Plus license and royalty agreement of $1,500,000. This caused net other income for the first quarter of 1998 of $873,318. Other income (expense) for the first quarter of 1999 of consisted of an expense of $96,500. This cost represented interest expense on notes payable.

     Interest expense decreased substantially in the first quarter of 1999 due to the conversion of some obligations to common stock during the second half of 1998 and due to re-negotiation efforts in conjunction with the bankruptcy proceeding.

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

Liquidity and Capital Resources -

     The Company has minimal revenues, but has eliminated most operating costs until additional product can be placed. The company's plan of reorganization was confirmed by the bankruptcy court in the district of Las Vegas on June 29, 1999. The plan is expected to become effective in early August, 1999. In conjunction with the plan and settlement of outstanding litigation the company will receive approximately $1 million of new funding. The company believes that this funding will be adequate for near-term operating needs. In the future additional financing may be necessary to support expansion of existing products or to pursue new projects. There is no certainty that such funds will be available to the company when needed. This could inhibit future growth of the company or could cause the company to delay future projects until financing is available.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

     None.

Item 2. Changes in Securities

     None.

Item 3. Defaults Upon Senior Securities

     None.

Item 4. Submission of Matters to a Vote of Security Holders.

     None.

Item 5. Other Information.

     None.

Item 6. Exhibits and Reports on Form 8-K.

     None.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

DATE: July 28, 1999                        By: /s/ Daniel H. Scott
      --------------                          ---------------------
                                              Daniel H. Scott,
                                              President, Chief Executive Officer
                                              and Chairman
                                             (Principle executive and
                                              accounting officer)