Form 10QSB
period 1999-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 1999-08-19
CIK 1030699

U.S. Securities and Exchange Commission

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
             [X] QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF THE
                         SECURITIES EXCHANGE ACT OF 1934

                  For the quarterly period ended: June 30, 1999

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

     Check  whether  the issuer (1) filed all  reports  required  to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes [X] No []

               APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

     Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [ ] No [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

     State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 10, 1998 110,330,600

     Transitional Small Business Disclosure Format (check one).Yes [ ]; No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                        June 30,    December 31,
ASSETS:                                                   1999          1998
-------                                               -----------   -----------
Current Assets
Cash and cash equivalents                             $    14,891   $   109,824
Accounts receivable, net                                  166,735         7,825
Prepaid expenses                                            5,285         5,285
Inventory                                                  20,000        20,000
                                                      -----------   -----------
Total current assets                                      206,911       142,934

Property and Equipment, net                               162,740       204,740

Intangible and other assets                             3,343,088     3,442,604
                                                      -----------   -----------

Total assets                                          $ 3,712,739   $ 3,790,278
                                                      ===========   ===========









     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                          1999          1998
                                                      -----------   -----------
LIABILITIES AND STOCKHOLDERS' DEFICIT:
--------------------------------------
Liabilities subject to compromise
Accounts payable and accrued liabilities              $ 2,863,088   $ 2,766,588
Notes payable                                             313,000       313,000
Convertible notes                                         748,750       748,750
Current portion of long term debt                       3,918,371     3,918,371
                                                      -----------   -----------
Total liabilities  subject to compromise                7,843,209     7,746,709

Long term obligations, net of current portion                --            --
                                                      -----------   -----------
Total liabilities                                       7,843,209     7,746,709
                                                      -----------   -----------
Stockholders' Deficit:
----------------------
Preferred Stock-10% cumulative, $.10 par value;
authorized 4,000,000 shares; issued - nil                    --            --
Common Stock - $.005 par value; authorized
150,000,000 shares; issued and outstanding
143,594,531 in 1998 and 98,439,431 in 1997                576,653       576,653
Additional paid-in capital                             32,044,903    32,044,903
 Accumulated deficit                                  (36,752,026)  (36,577,987)
                                                      -----------   -----------
Total stockholders' deficit                            (4,130,470)   (3,956,431)
                                                      -----------   -----------
Total liabilities and stockholders deficit            $ 3,712,739   $ 3,790,278
                                                      ===========   ===========



     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               For the Three Months        For the Six Months
                                   Ended June 30,            Ended June 30,
                                 1999         1998         1999         1998
                              ----------   ----------   ----------   ----------
Revenues                      $   87,501   $   60,265   $  175,002   $  245,055
Cost of revenues                    --         20,430         --        112,710
                              ----------   ----------   ----------   ----------
Gross margin                      87,501       39,835      175,002      132,345

Expenses                         150,653      612,279      252,542    1,672,397
                              ----------   ----------   ----------   ----------
Loss from operations              63,152      572,444       77,540    1,540,052

Other income (expense), net         --       (376,986)     (96,500)     496,332
                              ----------   ----------   ----------   ----------
Net Loss                      $   63,152   $  949,430   $  174,040   $1,043,720
                              ==========   ==========   ==========   ==========

Net loss per common share     $     --     $     (.01)  $     --     $     (.01)
                              ==========   ==========   ==========   ==========

Weighted average common
 shares outstanding          110,330,600  119,655,013  110,330,600  119,655,013







     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                          1999          1998
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $  (174,040)  $(1,043,720)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization                             141,517       413,250
Issuance of common stock for expenses                        --          93,500
Change in operating assets and liabilities:
Accounts receivable                                      (158,910)       13,657
Prepaid expenses                                             --          63,684
Deferred charges                                             --         192,217
Inventory                                                    --          53,551
Notes receivable                                             --           1,347
Accounts payable and accrued liabilities                   96,500      (776,864)
                                                      -----------   -----------
Net cash used in operating activities                     (94,933)     (989,378)

Cash Flows From Investing Activities:
Other assets                                                 --            --
Purchase of property and equipment                           --         298,144
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities          --         298,144

Cash Flows From Financing Activities:
Proceeds from issuance of common stock                       --       2,648,595
Proceeds from debt and notes                                 --         290,511
Repayment of debt and notes                                  --      (2,250,000)
                                                      -----------   -----------
Net cash provided by financing activities                    --         689,106

Net change in cash and cash equivalents                   (94,933)       (2,128)
Cash and cash equivalents at beginning of period          109,824        17,276
                                                      -----------   -----------
Cash and cash equivalents at end of period            $    14,891   $    15,148

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                     --     $     2,000
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of notes to common stock                          --     $ 1,625,000

     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)


1.   Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and
Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.


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

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 1999 AND 1998
                                   (Unaudited)

The company filed for reorganization under chapter 11 of the U. S. Bankruptcy Code on August 26, 1998. Since that time, efforts have been focused on developing a new operating strategy and completing the reorganization process.

The company filed a plan of reorganization in December of 1998. The company's plan and disclosure statement was approved by the bankruptcy court in March 1999. The plan of reorganization was confirmed by the bankruptcy court on June 29, 1999. The plan becomes effective on August 19, 1999.

On the effective date of the plan the company will undergo a substantial restructuring of its balance sheet and financial position. Liabilities subject to compromise will be reduced to $2.6 million. The remainder of the liabilities will be converted to equity, paid or eliminated based on the treatment provided in the court approved plan. The $2.6 million will consist of two long-term notes payable to creditors secured by the company's real estate near Branson, Missouri. Administrative and priority claims of approximately $200,000 will be paid on the effective date.

On or before the effective date the company will receive $1 million in cash from capital contributions of new investors and the settlement of outstanding litigation. The current common stock of the company will be cancelled. New common stock consisting of approximately 21 million shares will be issued to creditors, current shareholders and new investors in accordance with the terms of the court approved plan. The company expects to have operating capital of approximately $700,000 after payment of administrative and priority claims and operating expenses.

Results of Operations -

1999 Compared to 1998

The net loss for the six months ended June 30, 1999 was $174,040 compared to a net loss $1,043,720 for the same period in 1998. This improvement was due to a substantial reduction of operating costs implemented in August of 1998. With the bankruptcy process complete the company will focus all efforts on executing the new business plan. A priority will be to build new relationships with potential distributors of the electronic bingo products. This effort will be a challenge as the marketplace is very competitive.

The company is generating minimal revenue from operations. Revenue for the three months ended June 30, 1999 was $87,501 compared to $60,265 in 1998.

Leasing of the Max Lite hand-held electronic bingo unit has been hampered by a lack of operating capital necessary to establish a network of distributors to market, service and support the product. The company is currently pursuing new distribution arrangements.

The Max Plus licensing agreement was settled in July 1999. Under the terms of the settlement the company received a one-time payment of $850,000 in July. The company retains the right to market the Max Plus and Turbo Max systems. The Max Plus system will be marketed as a complement to the Max Lite system. No further royalty payments will be received under the settled license agreement.

Expenses for the first six months of 1999 were $252,542 compared to $1,672,397 in the prior year. Substantial cost reductions have been achieved in all operating areas. Salaries and wages expenses and related payroll taxes and benefits decreased sharply. The cost reduction program was implemented in August 1998. Expenses are expected to remain low until cash flow can be generated from product revenue to justify expansion of operations. Expenses for the second quarter were $150,653 compared to $612,279 in 1998.

Other income (expense) consisted of an expense of $96,500 for the first six months of 1999 compared to income of $496,332 in 1998. In 1998 a $1.5 million licensing payment was received related to the Max Plus licensing agreement. This amount was offset by $1.1 million in expenses related to interest expense and equipment write-downs. Interest expense decreased in 1999 due to the conversion of liabilities to equity during the past year.


Liquidity and Capital Resources -

The Company will receive operating capital in the amount of $1 million in conjunction with the reorganization. A portion of this new capital will be utilized to pay court approved administrative expenses and priority claims. After these payments and payments for operating expenses the company expects to have a cash balance in excess of $700,000. The company is confident that the working capital generated in conjunction with the plan will allow management to pursue distribution of the Max Lite and Max Plus products. Due to strong competition in the market there is no guarantee that such efforts will be successful.

The company's debt will be restructured pursuant to the plan. Long-term debt will consist of two notes totaling $2.6 million. The company is required to make only minimal debt service payments on these notes for the first six months following the effective date of the plan.

Liabilities subject to compromise will be converted to equity, paid or restructured on the effective date pursuant to the plan. Each unsecured creditor holding an allowed claim will receive 1.88 shares of new common stock for each $1 of allowed claim.

The existing common stock of the company will be cancelled. Shareholders of record on the effective date will receive one share of new common stock for each 66 shares currently owned. 25 million shares of new common stock will be issued pursuant to the plan. The company estimates that approximately 21 million shares will be outstanding on the effective date. The remaining shares will be held in a reserve for future allowed claims.

The company intends to pursue new projects as opportunities arise. This is part of an overall strategic plan to diversify revenue. Such projects may require additional working capital. There is no guarantee that such funding will be available when the opportunities arise. The company will consider all methods of financing as a means of funding these projects.

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

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The Company filed a report on Form 8-K on July 6, 1999. The Company reported an event under "Item 5 Other Events" to announce the confirmation of the plan of reorganization by bankruptcy court.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)


DATE: August 19, 1999                        By: /s/ DANIEL H. SCOTT
                                                 ------------------------------
                                                     Daniel H. Scott
                                                     President, Chief Operating
                                                     Officer and Director
                                                     (Principal executive and
                                                      accounting oficer)