Form 10QSB
period 1999-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 1999-10-29
CIK 1030699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 1999

[] TRANSITION  REPORT UNDER SECTION 13 OR 15(d) OF THE EXCHANGE ACT
              For the transition period from _________ to _________

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

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15(d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] No [ ]


                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 1999 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1998. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 1999 may not be indicative of the results that may be expected for the year ending December 31, 1999.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)



                                                September 30,       December 31,
ASSETS:                                             1999               1998
Current Assets
Cash and cash equivalents ................        $  815,017         $  109,824
Accounts receivable, net .................             1,218              7,825
Prepaid expenses .........................             5,285              5,285
Inventory ................................            20,000             20,000
                                                  ----------         ----------
Total current assets .....................           841,520            142,934


Property and Equipment, net ..............           141,740            204,740

Intangible and other assets ..............         2,700,000          3,442,604
                                                  ----------         ----------

Total assets .............................        $3,683,260         $3,790,278
                                                  ==========         ==========








The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                    September 30,   December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT:                  1999            1998
Liabilities
Accounts payable and accrued liabilities ........   $    256,142   $  2,766,588
Notes payable ...................................           --          313,000
Convertible notes ...............................           --          748,750
Current portion of long term debt ...............           --        3,918,371
                                                    ------------   ------------
Total liabilities ...............................        256,142      7,746,709


Long term obligations, net of current portion ...      2,584,000           --
                                                    ------------   ------------

Total liabilities ...............................      2,840,142      7,746,709

Stockholders' Deficit:
Preferred Stock-10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil ......           --             --
Common Stock - $.005 par value; authorized
 25,000,000 and 150,000,000  shares, issued
 and outstanding 25,000,000 and 1,750,000
 in 1999 and 1998, respectively .................        125,000          8,750
Additional paid-in capital ......................        699,334     32,612,806
Accumulated deficit .............................         18,784    (36,577,987)
                                                    ------------   ------------
Total stockholders' deficit .....................        843,118     (3,956,431)
                                                    ------------   ------------
Total liabilities and stockholders deficit ......   $  3,683,260   $  3,790,278
                                                    ============   ============


The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                            For the Three Months             For the Nine Months
                                             Ended September 30,             Ended September 30,
                                            1999            1998            1999            1998
                                        ------------    ------------    ------------    ------------
Revenue .............................   $    612,536    $     68,664    $    787,538    $    313,719
Cost of revenue .....................           --            10,270            --           122,980
                                        ------------    ------------    ------------    ------------
Gross margin ........................        612,536          58,394         787,538         190,739

Expenses ............................        153,418         502,726         405,960       2,175,123
                                        ------------    ------------    ------------    ------------

Earnings (Loss) from operations .....        459,118        (444,332)        381,578      (1,984,384)

Other income (expense), net .........           --          (134,112)        (96,500)        362,220
                                        ------------    ------------    ------------    ------------
Earnings (Loss) before reorganization
      charges .......................        459,118        (578,444)   $    285,078      (1,622,164)

Reorganization charges ..............       (266,294)           --          (266,294)           --
                                        ------------    ------------    ------------    ------------

Net income (loss) ...................        192,824        (578,444)         18,784      (1,622,164)
                                        ============    ============    ============    ============


Net income(loss) per common share ...   $       (.01)   $       (.46)   $       --      $      (1.29)
                                        ============    ============    ============    ============
Weighted average common
 shares outstanding .................     25,000,000       1,260,929      25,000,000       1,260,929

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                      For the Nine Months Ended
                                                             September 30,
                                                          1999           1998
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .................................   $    18,784   $(1,622,164)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization .....................       162,517       500,000
Reorganization charges ............................       266,294          --
Issuance of common stock for expenses .............          --          93,500
Change in operating assets and liabilities:
Accounts receivable ...............................         6,607       218,238
Prepaid expenses ..................................          --          80,512
Deferred charges ..................................          --         248,564
Inventory .........................................          --          53,551
Accounts payable and accrued liabilities ..........        25,195    (1,677,951)
                                                      -----------   -----------
Net cash provided by (used in) operating activities       479,397    (2,105,750)

Cash Flows From Investing Activities:
Other assets ......................................        75,796      (185,433)
Purchase of property and equipment ................          --       1,005,944
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities        75,796       820,511

Cash Flows From Financing Activities:
Proceeds from issuance of common stock ............       150,000     4,332,549
Proceeds from debt and notes ......................          --         282,812
Repayment of debt and notes .......................          --      (3,215,750)
                                                      -----------   -----------
Net cash provided by financing activities .........       150,000     1,399,611

Net change in cash and cash equivalents ...........       705,193       114,372
Cash and cash equivalents at beginning of period ..       109,824        17,276
                                                      -----------   -----------
Cash and cash equivalents at end of period ........   $   815,017   $   131,648
                                                      ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest ..........          --     $      --
Supplemental Disclosure of Non-Cash
Investing and Financing Activities:
Conversion of notes to common stock ...............          --     $ 2,728,750

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 1999 AND 1998
                                   (Unaudited)

1.       Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and nine month periods ended September 30, 1999, are not necessarily indicative of the results that may be expected for the year ended December 31, 1999. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1998.

2. Plan of reorganization

On June 29, 1999 the Bankruptcy Court in the District of Las Vegas confirmed the Company's plan of reorganization. The confirmed plan provided for the following:

Secured Debt - The secured debt (secured by land owned by the company in Branson, Missouri) was exchanged for new notes in the amount of $1,750,000 and $884,000. The new notes bear interest at 9% and 7%, respectively. Minimal payments are due for the first six months following reorganization. Full payments of principal and interest are due beginning with the seventh month following the effective date of the plan. The notes mature in five years and seven years, respectively.

Priority claims - priority claims consisting primarily of payroll and legal fees were paid on the effective date of the plan.

Unsecured claims - The holders of unsecured approved claims received 1.88 shares of the new common stock of the Company for each $1 of allowed claim.

Common stock - The holders of approximately 110 million outstanding shares of the Company's existing common stock received one share of new common stock for each 66 shares currently owned. 25 million shares of new common stock were issued pursuant to the court approved plan. Existing shareholders received approximately 7% of the new common stock of the company. All references in the accompanying financial statements to the number of common shares and per share amounts for 1998 have been restated to reflect the stock split.

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization. Due to the fresh-start accounting adjustments the financial statements may not be comparable to the prior year.

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

In August of 1998 the company filed for  reorganization  under chapter 11 of the
U. S. Bankruptcy Code in the District of Las Vegas The company operated as a debtor-in-possession until June 29, 1999 when its plan was confirmed by the court. The plan became effective on August 19, 1999.

Under the terms of the court-approved plan the existing common stock interests in Advanced Gaming technology, Inc were cancelled. The company, as reorganized, issued new common stock. The plan provides generally that unsecured creditors of the company holding allowed claims receive 1.88 shares of new common stock for each $1 of allowed claim. Holders of common stock of the company received 7% of the new common stock under the terms of the plan.

The company has adopted fresh-start accounting on the effective date of the plan in accordance with AICPA Statement of Position 90-7 " Financial reporting by entities in reorganization under the bankruptcy code" (SOP 90-7). The fresh start reporting is reflected in the September 30, 1999 Consolidated Balance Sheet.

Liabilities subject to compromise immediately prior to the effective date were discharged on the effective date. Depending on the nature of the claim each obligation was paid, exchanged for stock, discharged, or carried forward as a new liability under the terms of the plan.

Results of Operations -

1999 Compared to 1998

Net income for the nine months ended September 30, 1999 before the impact of the reorganization was $285,078 compared to a net loss of $1,622,164 for the same period in 1998. This improvement was due to a substantial reduction of operating costs implemented in August of 1998 and settlement of a product licensing agreement. With the bankruptcy process complete the company will focus all efforts on executing the new business plan.

The company is generating minimal revenue from operations. Revenue for the nine months ended September 30, 1999 was $787,538 compared to $313,719 in 1998.

Leasing of the Max Lite hand-held electronic bingo unit has been hampered by a lack of operating capital necessary to establish a network of distributors to market, service and support the product. The company is currently pursuing new distribution arrangements.

The Max Plus licensing agreement was settled in July 1999. Under the terms of the settlement the company received a one-time payment of $850,000 in July 1999. The company retains the right to market the Max Plus and Turbo Max systems. The Max Plus system will be marketed as a complement to the Max Lite system. No further royalty payments will be received under the settled license agreement.

Expenses for the first nine months of 1999 were $405,960 compared to $2,175,123 in the prior year. Substantial cost reductions have been achieved in all operating areas. Salaries and wages expenses and related payroll taxes and benefits decreased sharply. Expenses are expected to remain low until cash flow can be generated from product revenue to justify expansion of operations. Expenses for the third quarter were $153,418 compared to $502,726 in 1998.

Other income (expense) consisted of an expense of $96,500 for the first nine months of 1999 compared to income of $362,220 in 1998. In 1998 a $1.5 million licensing payment was received related to the Max Plus licensing agreement. This amount was offset by $1.1 million in expenses related to interest expense and equipment write-downs. Interest expense decreased in 1999 is due to the conversion of liabilities to equity during the past year.

Liquidity and Capital Resources -

The Company raised operating capital in the amount of $1 million in conjunction with the reorganization. A portion of this new capital was utilized to pay court approved administrative expenses and priority claims. After these payments and payments for operating expenses the company expects to have a cash balance in excess of $600,000. The company is confident that the working capital generated in conjunction with the plan will allow management to pursue distribution of the Max Lite and Max Plus products. Due to strong competition in the market there is no guarantee that such efforts will be successful.

The company's debt was restructured pursuant to the plan. Long-term debt consists of two notes totaling $2.6 million. The company is required to make only minimal debt service payments on these notes for the first six months following the effective date of the plan.

Liabilities subject to compromise were converted to equity, paid or eliminated on the effective date pursuant to the plan. Each unsecured creditor holding an allowed claim received 1.88 shares of new common stock for each $1 of allowed claim in full satisfaction of the outstanding obligation.

The existing common stock of the company was cancelled pursuant to the plan. Shareholders of record on the effective date received one share of new common stock for each 66 shares currently owned. 25 million shares of new common stock were issued pursuant to the court approved plan.

The company intends to aggressively market the existing Max Lite and Max Plus electronic bingo systems. In addition, the company intends to invest in new projects as opportunities arise. These projects will likely be in areas unrelated to the current electronic bingo systems. This is part of an overall strategic plan to diversify revenue. Such projects may be funded through existing cash reserves or may require additional working capital. There is no guarantee that funding will be available when these opportunities arise. The company will consider all methods of financing as a means of funding new projects.

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

Plan and disclosure statement related to chapter 11 reorganization.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The Company filed one report on Form 8-K during the nine months ended September 30, 1999.

1. Item reported: Announcement of confirmation of plan of reorganization by bankruptcy court.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)


                 DATE: October 27, 1999 By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                President, Chief Executive
                                                Officer and Director


                 DATE: October 27, 1999 By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                Chief Financial Officer