Form 10KSB
period 1999-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 2000-03-29
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 1999

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

Issuer's telephone number             (702) 227-6578

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $.005

                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing required for the past 90 days. Yes X No



                                                                 Total pages: 21
                                                          Exhibit Index Page: 20



     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


     State issuer's revenues for its most recent fiscal year: $ 789,788


     As of January 31, 2000, there were 25,000,000 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $3,208,812 computed at the average bid and asked price as of January 31, 2000.

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

                                TABLE OF CONTENTS

Item Number and Caption                                                     Page


PART I

Item 1 Description of Business............................................... 4

Item 2 Description of Property...............................................11

Item 3 Legal Proceedings.....................................................11

Item 4 Submission of Matters to a Vote of Security Holders...................13

PART II

Item 5 Market for Common Equity and Related Stockholder Matters..............13

Item 6 Management's Discussion and Analysis or Plan of Operations ...........14

Item 7 Financial Statements..................................................16

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..................................................16

PART III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act.....................16

Item 10 Executive Compensation...............................................17

Item 11 Security Ownership of Certain Beneficial Owners and Management.......19

Item 12 Certain Relationships and Related Transactions.......................19

Item 13 Exhibits and Reports on form 8-K ....................................20

                                     PART I

--------------------------------------------------------------------------------
                         ITEM I DESCRIPTION OF BUSINESS

--------------------------------------------------------------------------------

GENERAL

     Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), is A provider of technology to the casino and hospitality industry. The company formed TravelSwitch.com, a global Internet travel service provider in January, 2000. The company also, markets electronic bingo Systems. The Company's common stock is traded on the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Under the symbol "ADVI."

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

     The Company has the following wholly owned subsidiaries: Executive Video Systems, Inc., a Maryland corporation ("Executive Video"), Palace Entertainment Limited, a company organized under the laws of the British Virgin Islands("Palace"), Branson Signature Resorts, Inc., a Nevada corporation ("Branson"),River Oaks Holdings, Inc., a Missouri corporation ("River Oaks"), Branson Bluffs Resorts, Inc. ("Branson Bluffs") a Missouri corporation, Allied Resorts, Inc. ("Allied") a Missouri corporation, River Oaks Resorts and Country Club, Inc.("River Oaks Resort") a Texas corporation, Prisms, Inc., a North Carolina corporation ("Prisms"), Pleasure World Ltd., ("Pleasure World"), and its subsidiary Prisms (Bahamas) Ltd. ("Prisms Bahamas"), both companies organized under the laws of the Bahamas, and A.G.T. Acceptance Corp., a Nevada Corporation("A.G.T. Acceptance Corp."). The company also owns twenty two percent of TravelSwitch, LLC, a Nevada Limited Liability Company.

     Executive Video prior to the merger with the Company, supplied five bingo locations.

     Palace Entertainment, an inactive company was organized in August 1996 to be a joint venture partner with various entities in China for the operation of entertainment centers in China, none of which materialized.

     Branson and its wholly-owned subsidiaries are have no assets and are currently inactive. These entities have either been liquidated or are in the process of being liquidated at December 31, 1999.

     Prisms, Inc. and Prisms (Bahamas) Ltd., formerly owned several patents and undeveloped games. Prisms, Inc. currently has no assets.

     TravelSwitch, LLC is a global Internet travel service provider.

     The principal office of the Company is located in Las Vegas, Nevada.

     On August 26, 1998 Advanced Gaming Technology, Inc and Branson Signature Resorts filed for reorganization in Las Vegas under chapter 11 of The U. S. bankruptcy code. The cases were jointly administered. The company continued to operate as "debtor in possession" during the reorganization effort. The company filed a plan of reorganization with the bankruptcy court in December, 1998. The company's plan and disclosure statement was approved by the court on March 22, 1998. The plan was confirmed by the bankruptcy court on June 29, 1999. The plan became effective on August 19, 1999. The final decree to close the bankruptcy cases was approved by the bankruptcy court on February 15, 2000.

     OPERATING LOSSES. The Company incurred net losses of $394,895, $3,628,887, and $9,575,512 for the fiscal years ended December 31, 1999, 1998 and 1997, respectively. Substantial cost reductions were made in conjunction with the plan of reorganization. However, the company has generated minimal revenue from product distribution. The Company's operations are subject to numerous risks associated with establishing any new business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

     GOVERNMENT REGULATION. Some of the Company's operations are subject to gaming laws, which vary according to the jurisdiction in which each product is marketed. The state and local laws in the United States that govern the lease and use of gaming products vary widely and change frequently due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class
III. The Company's business will be impacted based upon how its products are ultimately classified. See "Business - Government Regulation" and "Business - -Native American Bingo Operations."

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

     TRADEMARK AND PATENT PROTECTION. The Company relies on a combination of patent, copyright and trademark law and technical security measures to protect certain products. Notwithstanding these safeguards, it is possible for competitors of the Company to imitate it products. Furthermore, others may independently develop products similar or superior to those developed or planned by the Company. While the Company may obtain patents with respect to certain of its products, the Company may not have sufficient resources to defend such patents; such patents may not afford all necessary protection and competitors may develop equivalent or superior products that may not infringe such patents. See "Business - Patents and Trademarks."

PRODUCTS

INVESTMENT IN TRAVELSWITCH.COM

     In January, 2000 the company formed TravelSwitch.com to provide travel services on the Internet. The company teamed with seasoned Las Vegas hotel veterans to specialize initially in the Las Vegas market through the INTERNET ADDRESS WWW.777LASVEGAS.COM The Las Vegas site will provide hotel reservations, airfare, car rentals and other services. TravelSwitch.com expects to become a major source for inbound Las Vegas travelers by also offering dining, entertainment, events and gaming information. Customers will be able to find any information related to their upcoming Las Vegas visit. Management believes the site will drive substantial room reservations for the Las Vegas market.

     Las Vegas is the largest hotel visitor market in the country with over 120,000 rooms. The Las Vegas casinos typically attain occupancy levels above 90 percent. The addition of new properties including, Bellagio, Mandalay Bay, Paris and The Venetian have driven increased visitor volume to the market. TravelSwitch.com expects to gain a reasonable market share of inbound Las Vegas visitor traffic.

     TravelSwitch.com has entered into a relationship with Hotelguide.com that will bolster the marketing efforts OF THE GLOBAL INTERNET ADDRESS WWW.TRAVELSWITCH.COM. Hotelguide.com publishes the popular publication "The Hotel Guide", a directory with information on over 60,000 hotels Worldwide. The directory is now available on CD-ROM for consumers and travel professionals. Reservations can be made by accessing the Internet with one click from the CD-ROM.

Advanced Gaming Technology has a twenty two percent interest in this new entity. The company does not incur additional expenses from the operations of this entity.

MAX BINGO SYSTEMS

     The Company's MAX Bingo Systems currently include three different products:

     [i] MAXPLUS. The MAXPLUS is a fixed based Electronic Bingo System. MAXPLUS is designed to increase bingo revenue at bingo halls, reduce administration costs and increase the excitement of play. MAXPLUS gives players the opportunity to electronically play up to 300 bingo cards simultaneously. In addition, the System tracks necessary financial and analytical information by providing a fully integrated accounting package.

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

OTHER PRODUCTS

     The company has considered development of two additional products known as Sonic Bingo and PartiMAX. The company is currently evaluating the cost involved to complete development. These projects will not proceed until a market analysis is performed to determine the potential return on investment. The company may decide to abandon these efforts if the market potential is not sufficient.

     Sonic Bingo is a high-stakes electronic speed bingo unit that uses the Company's TurboMAX software, and is capable of playing multiple cards simultaneously in sixty (60) second intervals. This system is capable of being networked throughout gaming halls as well as on a wide area basis, (subject to regulatory approvals).

     Parti MAX is a hand held unit designed for use in the United Kingdom. The unit, although similar in concept to the MAXLITE requires significant development cost to design and produce. The United Kingdom was identified as a new market for a portable unit since no portable electronic bingo systems are in use. The U. K. bingo market there is considered substantial.


SALES AND MARKETING

     MAX Bingo Systems are leased to distributors or directly to bingo halls. The Company's MAX Bingo Systems complement paper-based bingo play.

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

     CHARITY BINGO. Charity bingo sessions are conducted on a regular basis by parochial, private and public schools, churches, and other organizations across the United States and Canada. Although this is a major market source for electronic systems, many of these operations are too small to consider for permanent electronic installations.

REAL ESTATE HOLDING

     The company currently owns 170 acres of undeveloped property near Branson, Missouri. The Company is attempting to sell the property. The property is security for a first trust deed of $1.75 million and a second mortgage of $884,000. During March 2000, the Company exchanged the property in settlement of the $1.75 million Note.

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

GOVERNMENT REGULATION

     In the United States, bingo is legal in the District of Columbia and all states, except Utah and Hawaii. In 46 of those states, it must be operated either by, or in association with, a not-for-profit organization. The two states where it may be played under private ownership for profit are Nevada and certain parts of Maryland. In any of the 48 states where bingo and other forms of gaming are legal, bingo may be played on tribal lands under tribal ordinance and with licensing approval by the tribes without state regulation. In each of the states where bingo is legal, the opening and operation of a game requires a license. In some states licensing is controlled at the state level and in other states it is controlled and issued at the local level. Some states have formed and maintain formal gaming commissions. In several states, the gaming commissions require that distributors, manufacturers and suppliers of bingo products and equipment as well as their sales representative obtain licenses. State regulations may limit the amount of revenues that the Company can generate by limiting the number of sessions, revenues per session, number of locations which may be operated, or other matters. The application for administrative approval by the Nevada Gaming Control Board to market and operate the Company's electronic bingo systems was filed to obtain access to the Nevada market. The Company is licensed in Alaska, Mississippi, Nevada, Texas, Kentucky, Ohio, Virginia and Wisconsin.

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

COMPETITION

     As the company pursues new technology and new sources of revenue, it is likely that competition will exist in these areas of interest. Management will weigh the market potential of new products taking into consideration all factors including existing or potential competition.

     The company's investment in TravelSwitch.com is subject to substantial competition in the global Internet travel industry. Travel reservations and services is among the fastest growing segments of electronic commerce.

     The Company believes it has five main competitors for electronic bingo systems, all of which have substantially greater financial, marketing and technological resources than the Company. In addition, since electronic bingo comprises only a very small segment of the industry, it is conceivable that there will be new products and new companies entering this area of business. Notwithstanding this, the Company will continue to pursue a meaningful share of the electronic bingo market.

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

RESEARCH AND MARKET DEVELOPMENT

     As a technology company there will likely be expenditures for research and development in the future to bring new products to market. There were no such expenditures during the year ended December 31, 1999 due to the reorganization proceedings and a general shortage of working capital. Research and development expenses of $279,059 were incurred during 1998 prior to the bankruptcy filing.

EMPLOYEES

     As of February 1, 2000, the Company had 1 employee. This employee was not represented by a labor union.

--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

     The Company's principal executive offices are located in Las Vegas, Nevada. The offices were relocated from Vancouver, British Columbia during 1998.

     The company owns 170 acres of undeveloped land in Branson, Missouri. The property has been pledged to secure the repayment of a promissory note in an aggregate principal amount of $1,750,000, bearing interest at nine percent (9%) per annum, due in July 2006 and a promissory note in the principal amount of $884,000, bearing interest at seven percent (7%) per annum, due in July 2006. This note is convertible into common stock at a price of $.43 per share. During March 2000, the Company exchanged the property in settlement of the $1.75 million Note.

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

     A judgment was sought in the principal amount of $75,106, plus interest since October 18, 1995, at 10% per annum.

     An answer has been filed on behalf of River Oaks Resort averring that Tierra has not performed conditions precedent to assessing any deficiency and that no accounting regarding the disposition of security for such note has been provided and, in addition, a counter claim was filed, asserting Tierra disposed of stock collateral in a commercially unreasonable manner.

     A principal of Tierra filed suit in Dallas, Texas concerning the stock collateral. A summary judgement was awarded to Tierra Corp in June of 1999. The River Oaks resort subsidiary has no assets at this time. This wholly owned subsidiary of Branson Signature Resorts is subject to dissolution in conjunction with the effective date of the bankruptcy plan. River Oaks Resort and Country Club currently has no assets.

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

     The Company is defending these lawsuits. However, no assurance can be given as to the outcome of these cases. Management and counsel believe that the cases have been dismissed as a result of the company's reorganization. Any ultimate liability should not have a material adverse effect on the company's financial position or results of operations.

     In July 1997, the Company commenced a lawsuit against G&J Production Trust, of Victorville, California, for delinquent payments related to the lease of an electronic bingo system. The company received $15,000 in full settlement of this matter in January of 2000.

--------------------------------------------------------------------------------
                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

--------------------------------------------------------------------------------

     During the year ended December 31, 1999 shareholders were asked to vote on the company's plan of reorganization. The measure passed and the plan was confirmed by the Bankruptcy Court in Las Vegas, Nevada on June 29, 1999. The plan became effective on August 19, 1999.


                                     PART II

--------------------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

--------------------------------------------------------------------------------


     MARKET INFORMATION. The Company's Common Stock is traded on the NASD's OTC Bulletin Board under the symbol "ADVI." The following table presents the high and low bid quotations for the Common Stock as reported by the NASD for each quarter during the last two years. Such prices reflect inter-dealer quotations without adjustments for retail markup, markdown or commission, and do not necessarily represent actual transactions.

  Year                    Period               Low             High
  1998

                       First Quarter           .02              .08
                       Second Quarter          .02              .08
                       Third Quarter           .01              .03
                       Fourth Quarter          .01              .02
  1999

                       First Quarter           .01              .12
                       Second Quarter          .01              .06
                       Third Quarter           .03              .30
                       Fourth Quarter          .03              .30

     DIVIDENDS. The Company has never declared or paid dividends. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

     The number of shareholders of record of the Company's Common Stock as of December 31, 1999 was 571.

     RECENT  SALES  OF   UNREGISTERED   SECURITIES.   There  were  no  sales  of
unregistered securities during the past year. 25 million shares were issued in conjunction with the bankruptcy plan that became effective on August 19, 1999.

--------------------------------------------------------------------------------
                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

--------------------------------------------------------------------------------


GENERAL

     The company experienced operating losses of $3,628,887 in 1998 and $9,575,512 in 1997. During 1998 liabilities of the company significantly exceeded assets. The company was in default on debt obligations and was unable to meet the cash flow needs in the ordinary course of business. The company had exhausted additional financing sources. Management determined that the best course of action was to seek reorganization under chapter 11 of the U. S. bankruptcy code. A petition for reorganization was filed with the bankruptcy court in the District of Las Vegas on August 26, 1998. The company filed a plan of reorganization in December 1998. The plan and disclosure statement was approved in March of 1999. The bankruptcy plan was confirmed by the court on June 29, 1999. The plan became effective on August 19, 1999.

RESULTS OF OPERATIONS

     Successful completion of the plan of reorganization and the resulting infusion of $1 mllion in cash gave the company new life during 1999. The company reduced losses in 1999 to $395,000 from $3.6 million in 1998 and $9.5 million in 1997. The reduced operating loss was primarily due to a substantial cost reduction program implemented in conjunction with the reorganization effort. The company has changed its operating philosophy in an effort to implement new technology.

     Revenue production during 1999 was minimal due to the limited resources available to promote products. In July 1999 the company settled a dispute for a one-time payment of $850,000 from the licensee of the company's Max Plus electronic bingo system. The company retains the rights to the Max Plus product and is able to market the product without restrictions. The company is currently seeking placement for Max Lite and Max Plus units. The company is also exploring new technology to improve revenue sources and diversify revenue to decrease reliance on the electronic bingo markets.

     In January of 2000 the company formed TravelSwitch.com with several other investors. TravelSwitch.com, a Nevada Limited Liability Company, is a global Internet travel service provider. The investment represents an opportunity for the company to be involved in electronic commerce for a modest investment of $156,000 through January of 2000. Management believes that the return on this investment could be substantial. Travel reservations and service is one of the fastest growing segments of electronic commerce.

     Future success of the company depends on its ability to find investment and technology opportunities similar to the TravelSwitch.com project as well as its ability to place the existing electronic bingo products. The company has substantial inventory of hand-held bingo units and could generate high margins if the units can be placed in revenue producing situations. The company will consider all options regarding the electronic bingo systems including licensing of the system or even outright sale.

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

LIQIUDITY AND CAPITAL RESOURCES

     The company exhausted financing sources during 1998. The resulting shortfall in operating capital required the company to seek reorganization under chapter 11 of the U. S. Bankruptcy Code. The company's bankruptcy plan was confirmed by the court in June 1999. The plan became effective in August, 1999.

     The liabilities of the company were substantially reduced by the terms of the plan of reorganization. The company currently has $2.6 million in debt secured by the Branson real estate. All other debt, secured and unsecured, was satisfied in full through issuance of new common stock. The company raised $1 million through new investment and settlement of outstanding litigation.

     The company may require additional capital to fund future projects. There is no assurance that such capital will be available when needed. The potential lack of access to capital could inhibit the growth of the company. Management will consider all reasonable forms of financing to fund future projects.

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


                                    PART III

--------------------------------------------------------------------------------
           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
--------------------------------------------------------------------------------

                                                                        Director

Name, Age and Principal Employment for Past Five Years                   Since
- ------------------------------------------------------------------------------

Daniel H. Scott, 44, is currently Chairman, President and Chief           1998
Executive Officer of the company. Prior to joining the company Mr. Scott was Senior Vice President and Chief
Financial for MGM Grand Hotel Corp. of Las Vegas, Nevada, a casino operator, from September 1995 until August 1997. Prior to that Mr. Scott was Vice President and Treasurer during a twelve-year employment with Caesars Palace, a casino operator, in Las Vegas, Nevada.


Robert L. Hunziker, 55, was appointed as a Director of the                1998
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


                           SUMMARY COMPENSATION TABLE

                                                               Other           All
Name and Principal          Fiscal                             Annual         Other
Position                     Year    Salary         Bonus   Compensation   Compensation (1)
- -----------------------     -----   --------        -----   ------------   ------------
Robert C. Silzer, Sr.,      1996    $175,000 (2)        -       $ 10,000       $ 16,692
Chairman and Chief          1997    $225,000 (3)        -       $ 10,000       $ 16,832 (4)
Executive Officer(10)       1998           -            -              -              -
Firoz Lakhani               1996    $125,000 (5)        -       $ 10,000       $ 16,692
President and               1997    $175,000 (6)        -       $ 10,000       $ 13,004 (7)
Chief Operating Officer     1998           -            -              -              -

Thomas Nieman               1998    $ 52,500            -              -       $    750

Daniel H. Scott              1999   $198,000            -              -

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

No bonuses were paid in 1999 or 1998.

Director Compensation

There are no arrangements pursuant to which Directors are compensated for any services provided as a Director.

Option Grants in Last Fiscal Year

     No options were granted during the year ended December 31, 1999.

Aggregate Option Exercises in Last Year, and Year-End Option Values

     No options were exercised during 1999.

Employment Agreements

         Effective January 1, 1994, the Company entered into an employment agreement with Robert C. Silzer, Sr., under which Mr. Silzer, Sr. served as Chairman and Chief Executive Officer of the Company. Pursuant to the Agreement, Mr. Silzer,Sr,. was paid a salary of $75,000 in 1994, $125,000 in 1995 and $137,500 in1996. He deferred $37,500 of his salary for the year 1996. He was paid a salary of $225,000 in 1997 and deferred $29,375 to 1998. The employment agreement was terminated in February 1998 in conjunction with Mr. Silzer's resignation as chief executive officer. In February 2000, the company settled a claim by Mr. Silzer for unpaid wages under the contract.

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

Lakhani's resignation as President and chief operating officer. In February 2000, the company settled a claim by Mr. Lakhani for unpaid wages under the contract.

         On February 15, 1994, the Company entered into an employment agreement, amended December 8, 1997 and February 17, 1998, with Robert C. Silzer, Jr. (the "Silzer Jr. Employment Agreement") under which Mr. Robert C. Silzer, Jr. served as Executive Vice President of the Company, effective September 1, 1997. Pursuant to the Silzer, Jr. Employment Agreement, and amendments thereto, Robert
C. Silzer, Jr. was paid a salary of $49,000 in 1994, $55,000 in 1995 and $85,937 in 1996 and effective September 1, 1997, his annual salary increased to $125,000. The company terminated this agreement on July 31, 1998. In February 2000, the company settled a claim by Mr. Silzer for unpaid wages under the contract.

     On March 6, 1998, the Company entered into an employment agreement with Thomas N. Nieman, under which Mr. Nieman was to serve as President and Chief Executive Officer. This agreement was terminated upon Mr. Nieman's resignation from the company in August 1998.

     On August 4, 1998 the company entered into an employment arrangement with Daniel H. Scott for Mr. Scott to serve as President and chief executive officer.

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

Name and address of Beneficial Owner   Number of Shares Owned   Percent of Class

Dr. Kenneth Landow                           2,100,000                   8.4%
P O Box 46855
Las Vegas, NV 89114

Robert Hunziker(1)                             175,000                    .5%
PO Box 46855
Las Vegas, Nevada

Daniel H. Scott
P O Box 46855
Las Vegas, Nevada                           12,089,750                 48%
All officers and directors                  12,275,000                 48.5% (2)
 as a group

(1)  Includes  25,000  shares held by indirect ownership.


--------------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
--------------------------------------------------------------------------------



     During the fiscal year ended December 31, 1999, the Board of Directors held approximately 5 meetings. The Company does not have a standing audit committee, nominating committee or compensation committee.

--------------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
--------------------------------------------------------------------------------

(a)  The following documents are filed as part of this report.



1.   Financial Statements                                                   Page

Report of Robison, Hill & Co., Independent Certified Public Accountants    F - 1
Consolidated Balance Sheets as of December 31, 1999 and 1998               F - 2
Consolidated Statements of Operations for the years ended
     December 31, 1999 and 1998                                            F - 4
Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 1999                                                     F - 5
Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 1998                                                     F - 6
Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998                                            F - 7
Notes to Financial Statements                                              F - 9

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

(b) Sales of unregistered securities during the past year were filed pursuant to 8-K on the following dates: none. The U S Bankruptcy Court authorized the issuance of 25 million shares on the effective date of the bankruptcy plan, August 19, 1999.

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

                        ADVANCED GAMING TECHNOLOGY, INC.


Dated: March 29, 2000                     By /s/ Daniel H. Scott
       ---------------                    -------------------------------------
                                          President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 29th day of March, 2000.

Signatures                                                     Title


/s/ Daniel H. Scott,                       Chairman and Director
                                           (Principal Executive and Accounting
                                            Officer)


/s/ Robert L. Hunziker                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Gaming Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 1999 and 1998, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 1999 and 1998 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $394,895 for 1999 and has incurred substantial net losses in recent years. These factors, and the others discussed in note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                                    Respectfully submitted,

                                                    /s/ Robison, Hill & Co.
                                                    Certified Public Accountants
Salt Lake City, Utah
March 25, 2000

                        Advanced Gaming Technology, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                                     ASSETS

                                                           1999          1998
                                                       ----------     ---------
Current Assets

  Cash and cash equivalents (note 2(h)) .............    $440,561      $109,824
  Accounts receivable, net ..........................         --          7,825
  Inventory (note 2 (c)) ............................      20,000        20,000
  Deferred charges ..................................         --            --
  Prepaid expenses ..................................       1,000         5,285
                                                       ----------     ---------

Total current assets ................................     461,561       142,934



Property and Equipment, net (note 2(d)) .............     141,740       204,740



Other Assets (note 3) ...............................   1,906,333     3,442,604
                                                       ----------     ---------


Total assets ........................................  $2,509,634    $3,790,278
                                                       ==========    ==========










    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.

                           CONSOLIDATED BALANCE SHEETS

                                  December 31,

                      LIABILITIES AND STOCKHOLDERS' EQUITY

                                                           1999          1998
                                                       ----------     ---------
Current Liabilities
Liabilities

 Accounts payable and accrued liabilities............     140,510     2,766,588
 Notes payable (note 4) .............................        --         313,000
 Convertible notes (note 5) .........................        --         748,750
 Current maturities of long-term debt (note 6).......     104,000     3,918,371
                                                       ----------     ---------
 Total current liabilities ..........................     244,510     7,746,709


Long-Term Debt (note 9) .............................   2,535,019          --
                                                       ----------     ---------
 Total Liabilities ..................................   2,779,529     7,746,709

Commitments and Contingencies (notes 11, 12, 13 and 14)

Stockholders' Equity (Deficit)
 Preferred stock - 10% cumulative $.10 par value;
 authorized 4,000,000 shares; issued - nil ..........         --            --
 Common stock - $.005 par value; authorized 25 million
 And 150 million shares; issued and outstanding
 25,000,000 and 1,750,000 in 1999 and 1998,
 respectively........................................     125,000         8,750
 Additional paid-in capital .........................         --     32,612,806
 Accumulated deficit ................................    (394,895)  (36,577,987)
                                                       ----------     ---------
 Net stockholders' equity (deficit)..................    (269,895)   (3,956,431)
                                                       ----------     ---------
Total liabilities and stockholders' equity  .........  $2,509,634    $3,790,278
                                                       ==========    ==========


   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.

                      CONSOLIDATED STATEMENTS OF OPERATIONS

                        For the Years Ended December 31,

                                                          1999           1998
                                                       ----------     ---------

Revenue .............................................  $  789,788   $   537,827
Cost of revenue .....................................        --         197,980
                                                       ----------     ---------
Gross margin ........................................     789,788       339,847
                                                       ----------     ---------

Expenses

Research and development ............................        --         279,059
 General and administration .........................     512,606     1,722,006
                                                       ----------     ---------
                                                          512,606     2,001,065
                                                       ----------     ---------
 Operating income (loss).............................     277,182    (1,661,218)

Other (expense) income

 Foreign exchange adjustments (note 2 (g)) ..........        --          (2,338)
 Financing costs and interest .......................    (166,519)   (1,034,243)
 Asia project abandonment costs .....................        --          (9,986)
 Restructuring charge ...............................    (266,789)     (200,000)
 Write-down of Land held for investment .............    (250,466)   (1,137,432)
 Loss on disposal of assets ..........................       --      (1,083,670)
 Licensing income ....................................       --       1,500,000
 Interest income                                           11,697          --
                                                       ----------     ---------
Net Loss ............................................  $ (394,895)  $(3,628,887)
                                                       ==========   ===========

Net loss per common share (note 2(i)) ...............  $    (0.02)  $     (3.42)
                                                       ==========   ============
Weighted average common shares
outstanding (note 2 (i)) ............................  25,000,000     1,060,155
                                                      ===========   ===========


The accompanying notes are an integral part of these financial statements.


                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1999



                             Price Range                            Additional
                             Per Share         Common Stock          Paid-in      Accumulated
                                 $         Shares       Amount       Capital        Deficit          Total
                             ---------   -----------   ---------   ------------   ------------    -----------
Balance at January 1, 1999               115,330,600   $ 576,653   $ 32,044,903   $(36,577,987)   $(3,956,431)

To implement fresh start
  Accounting in conjunction

  With plan of reorganization     --     113,580,600    (567,903)   (32,044,903)    36,577,987      3,965,181

Adjusted balance at January 1, 1999        1,750,000       8,750           --             --            8,750

Common stock issued in conjunction
  With plan of reorganization             23,250,000     116,250           --             --          116,250
Net loss for the year                            --          --            --         (394,895)      (394,895)
                                         -----------   ---------   ------------   ------------    -----------

Balance at December 31, 1999              25,000,000   $ 125,000   $       --     $   (394,895)   $  (269,895)
                                         ===========   =========   ============   ============    ===========

    The accompanying notes are an integral part of these financial statements


                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1998


                             Price Range                            Additional
                             Per Share         Common Stock          Paid-in      Accumulated
                                 $         Shares       Amount       Capital        Deficit          Total
                             ---------   -----------   ---------   ------------   ------------    -----------
Balance at January 1,1998                 24,609,858   $ 123,049   $ 28,072,458   $(32,949,100)   $(4,753,593)

To settle convertible notes
& liabilities                             90,720,742      453,604     3,972,445          --         4,426,049

Net loss for the year                            --          --             --      (3,628,887)    (3,628,887)
                                         -----------   ---------   ------------   ------------    -----------

Balance at December 31, 1998             115,330,600   $ 576,653   $ 32,044,903   $(36,577,987)   $(3,956,431)
                                         ===========   =========   ============   ============    ===========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.

                      CONSOLIDATED STATEMENTS OF CASH FLOWS

                        For the Years Ended December 31,

                                                          1999           1998
                                                       ----------     ---------
Cash flows from operating activities:

 Net loss ........................................... $  (394,895)  $(3,628,887)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization ......................     162,517       437,410
 Reorganization charges                                   266,789          --
Write down of property, equipment & Investment in land    250,466     1,857,990
 Deferred revenue ...................................         --       (390,000)
Change in operating assets and liabilities:

 Accounts receivable ................................       7,825       236,240
 Inventory ..........................................         --        143,156
 Deferred charges ...................................         --        248,564
 Prepaid expenses ...................................       4,285        79,355
 Accounts payable and accrued liabilities............    (127,808)   (1,543,737)
                                                       ----------     ---------
Net cash provided by(used in)operating activities ...     169,179    (2,559,909)
                                                       ----------     ---------
Cash flows from investing activities:

Intangible assets....................................      94,775         --
Purchase of Investments..............................    (156,333)        --
Disposal of property and equipment ..................         --        986,894
Other ...............................................         --        172,451
                                                       ----------     ---------
Net cash used in investing activities ............... $    61,558     1,159,345
                                                       ----------     ---------



 The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                CONSOLIDATED STATEMENT OF CASH FLOWS (Continued)
                        For the Years Ended December 31,

                                                          1999          1998
                                                       ----------     ---------
Cash flows from financing activities:

Proceeds from issuance of common stock ..............     150,000     4,426,049
Proceeds from convertible notes .....................        --         525,000
Payments of convertible notes .......................        --      (3,253,750)
Principal payments on notes payable .................        --        (625,000)
Proceeds from notes payable .........................        --         138,000
Principal payments of long-term debt ................     (50,000)         --
Proceeds from long-term debt ........................        --         282,813
                                                       ----------     ---------
Net cash provided by financing activities ...........     100,000     1,493,112
                                                       ----------     ---------

Net change in cash and cash equivalents .............     330,737        92,548
Cash and cash equivalents at beginning of year ......     109,824        17,276
                                                       ----------     ---------
Cash and cash equivalents at end of year ............  $  440,561     $ 109,824
                                                       ==========     =========

Supplemental disclosure of cash flow information:

Cash paid during the year for interest ..............  $   20,000     $ 340,626
Non cash investing and financing activities:
 Issuance of common stock for debt reduction
  and settlement of convertible notes ...............  $      --     $4,426,049







   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

NOTE 1 - HISTORY AND ORGANIZATION

     The Company was incorporated under the laws of the State of Wyoming in 1963 under the name of MacTay Investment Co. In 1987, the name was changed to Auto N Corporation. The Company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices are located in Las Vegas, Nevada. The Company is principally engaged in the development and marketing of technology for the casino and hospitality industry.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

(i)  Net Loss per Common Share

     In 1997, the Financial Accounting Standards Board issued SFAS No. 128,"Earnings per Share" (EPS). SFAS No. 128 replaced the calculation of primary and fully diluted EPS with basic and diluted EPS. The effect of outstanding common stock equivalents are anti-dilutive for 1999 and 1998 and are thus not considered. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                                 1999                                1998
                  --------------------------------    -----------------------------------
                                  Number                            Number
                                    Of       Loss                     of         Loss
                     Loss         Shares   per Share     Loss       Shares     per Share
Basic EPS
Loss to Common

 Shareholders     $(394,895)    25,000,000 $(0.02)   $(3,628,887)   1,060,155    $(3.42)
                  ===========  ===========  ======    ===========  ==========    ======

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

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

     Certain reclassifications have been made in the 1998 financial statements to conform with the 1999 presentation

NOTE 3 - OTHER ASSETS

                                                          1999          1998
                                                      -----------   -----------
Land                                                  $ 1,750,000   $ 3,000,000
Investment in Travel Switch.com                           156,333          --
Patents, software rights and other                           --         442,604
                                                      -----------   -----------
                                                      $ 1,906,333   $ 3,442,604
                                                      ===========   ===========

     During March 2000, the Company exchanged the land in settlement of a $1.75 million Note.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 1999 and 1998

                                   (Continued)

NOTE 4 - NOTES PAYABLE

                                                          1999         1998
                                                      -----------   -----------

Other                                                        --         313,000
                                                      -----------   -----------
Total notes payable                                   $      --     $   313,000
                                                      ===========   ===========


NOTE 5 - CONVERTIBLE NOTES

     The convertible notes were eliminated in conjunction with the plan of reorganization. At December 31, 1998 the convertible notes were due to individuals and corporations, bearing interest at rates between U.S. base rate and 12% per year, due on demand. The notes were convertible into common shares of the Company at fixed prices ranging from $0.049 to $0.102, and others were convertible at a 20% discount to the closing bid price at the time of conversion. Certain convertible notes had warrants attached thereto, granting the holders the option to purchase common shares of the Company at prices ranging from $0.10 to $0.40, (see notes 7, 13 and 14).

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998
                                   (Continued)

NOTE 6 - LONG-TERM DEBT

 Long-term debt consists of the following:                1999         1998
                                                      -----------   -----------
Note payable, interest at 9%, due in monthly
 Payments of $21,600 beginning March 1, 2000,
 Secured by land. The note is due in July of 2006.    $ 1,732,471          --

Note payable, interest at 7%, due in monthly
 Payments of $6,200 beginning March 1, 2000,
 Secured by land.  The note is due in July of 2006.       906,548          --
 The note is convertible into common stock at a rate of $.43 per share.

Notes payable, interest at 9%, quarterly interest
 only payments until July 2002, collateralized
 by deed of trust                                            --       1,339,792

Note payable, interest at 10%, quarterly interest
 only payments, balance due on demand,
 collateralized by deed of trust                             --          60,812

Loan payable, interest at 13.2%, due in monthly
 installments of $31,000 including interest, due
 on demand, secured by equipment                             --          86,862

Note payable,  interest at 3% above the Chase
 Manhattan prime lending rate, due in quarterly
 principal installments of $17,857 plus accrued
 interest, matures January 2002                              --         464,286

Note payable, interest at 10%, principal is due, and
 is secured by 100,000 common shares of the Company          --          75,106

Note payable, interest at 10%, due on demand                 --          37,644

Note payable, interest at 10%, due on demand                 --           3,600

Note payable, interest at 9%, due on demand                  --          55,000

Convertible debenture, total facility $1,000,000
 plus accrued interest, interest at 2% per month
 compounded monthly, principal and accrued interest
 convertible into common stock in whole or part at
 holder's option, redeemable by the Company at any
 time to maturity; bonus consideration of $150,000
 per year for four years, convertible into stock at
 holder's option, due on demand                              --       1,763,199

Loan payable, interest at 12%, due in monthly
 installments of $1,000 including interest, matures
 December 1999, secured by a patent                          --          32,070
                                                      -----------   -----------
                                                             --       3,918,371
Less: current maturities                                  104,000     3,918,371
                                                      -----------   -----------
 Net long-term debt                                   $ 2,535,019   $      --
                                                      ===========   ===========

     All of the long-term debt obligations were in default at December 31, 1998, and accordingly were classified as short term. (see note 13 and 14).

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998
                                   (Continued)

NOTE 7 - STOCK OPTIONS AND WARRANTS

     All options and warrants outstanding were eliminated in 1999 in conjunction with the effective date of the plan of reorganization. Formerly, options and warrants had been granted at exercise prices greater than the market value on the date of granting except for 5,015,000 options. All options vested 100% at the date of granting of the options.

                                                          1999          1998
                                                      -----------   -----------
Options and warrants outstanding, beginning of year           --     29,867,440
 Granted                                                      --      2,850,000
 Expired                                                      --           --
 Cancelled                                                    --    (32,717,440)
 Exercised                                                    --           --
                                                      -----------   -----------
Options and warrants outstanding, end of year                 --           --
                                                      ===========   ===========
Option and warrant price for options and warrants
 outstanding, end of year                                     --           --
                                                      ===========   ===========
Options and warrants granted subsequent to year end           --           --
                                                      ===========   ===========
Option and warrant price range granted subsequent
 to year end                                                  --           --
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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998
                                   (Continued)

NOTE 7- STOCK OPTIONS AND WARRANTS (Continued)

     The fair value of each option grant is estimated on the date of grant using the Black-Scholes option-pricing model with the following weighted average assumptions for grants in 1999 and 1998, respectively: dividend yield of 0.0 percent for both years, expected volatility of 149.75 and 149.05 percent, respectively, risk-free interest rates of 6.2 percent for both years and expected lives of 5 years for both years. If compensation expense for the Company's stock options granted in 1999 and 1998 had been determined based on the fair value at the grant dates for such awards in accordance with SFAS No.123, the effect on the Company's net income and earnings per share for each of the years ended December 31, 1999 and 1998 would have been immaterial.

NOTE 8 - SEGMENTED INFORMATION

     The company derived all revenues in 1999 and 1998 from operations within the United States. The company has no assets outside of the United States. The company incurred an operating loss of $9,986 in 1998 due to an abandoned project in Asia.

NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)

     The following tables set forth certain unaudited quarterly financial information:

                                             1999 Quarters ended,

                             Mar. 31       Jun. 30       Sep. 30       Dec. 31
                            ---------     ---------     ---------     ---------
 Revenue                    $  87,501     $  87,501     $ 612,536     $   2,250
 Gross margin                  87,501        87,501       612,536         2,250
                            ---------     ---------     ---------     ---------
 Operating income (loss)      (14,388)      (63,152)      459,118      (104,396)
 Other income (expense), net  (96,500)         --            --        (308,788)
                            ---------     ---------     ---------     ---------
 Loss before reorganization
   Charges                   (110,888)      (63,152)      459,118      (413,184)
 Reorganization charges          --            --        (266,294)         (495)
                            ---------     ---------     ---------     ---------
Net Loss                    $(110,888)   $  (63,152)   $  192,824    $ (413,679)
                            =========     =========     =========     =========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 1999 and December 31, 1998
                                   (Continued)

NOTE 9 - SELECTED FINANCIAL DATA (Unaudited)(continued)

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
                            =========     =========     =========     =========


NOTE 10 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $12,000,000 and $12,000,000 for the years ended December 31, 1999 and 1998 respectively, are the result of net operating losses and the gaming license rights reserve.

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                          1999          1998
                                                      -----------   -----------
Future deductible temporary differences related to
 reserves, accruals, and net operating losses         $12,000,000   $12,000,000
Valuation allowance                                   (12,000,000)  (12,000,000)
                                                      -----------   -----------
Net deferred income tax                               $       --    $       --
                                                      ===========   ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)

NOTE 10 - INCOME TAXES (continued)

     As of December 31, 1999, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $25,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of December 31, 1999. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations. The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                          1999          1998
                                                      -----------   -----------
Benefit at the federal statutory rate of 34%          $  134,264   $ 1,234,000
Non-deductible expenses                                     --          (5,000)
Utilization of net operating loss carryforward          (134,264)   (1,357,000)
Other                                                       --        (128,000)
                                                      -----------   -----------
                                                      $     --    $       --
                                                      ===========   ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


NOTE 11 - CONTINGENCIES

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


NOTE 11 - CONTINGENCIES (continued)

     In February and March 1998, actions were brought against the Company in the District Courts in the States of New York and Colorado by certain Convertible Debenture holders. The plaintiffs alleged the Company was in default in regard to the conversion of these debentures. A settlement was reached in April 1998.

NOTE 12 - SUBSEQUENT EVENTS

     On February 15, 2000 the bankruptcy court in the district of Las Vegas approved the final decree of the company ending the chapter 11 bankruptcy case of the company.

     During March 2000, the Company exchanged the land in settlement of a $1.75 million Note. See Note 3.
                                      F-21

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


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

NOTE 14 - PETITION FOR RELIEF UNDER CHAPTER 11

     The company filed for reorganization under chapter 11 of the U S bankruptcy code in Las Vegas on August 26, 1998. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims are reflected in the December 31 1998 balance sheet as "liabilities subject to compromise." Additional claims (liabilities subject to compromise) may arise subsequent to the filing date resulting from rejection of executory contracts, including leases, and from the determination by the court (or agreed to by parties in interest) of allowed claims for contingencies and other disputed amounts. Claims secured against the Debtor's assets ("secured claims") also are stayed, although the holders of such claims have the right to move the court for relief from the stay. Secured claims are secured primarily by liens on the Debtor's property, plant, and Equipment.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


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

     The company filed a plan of reorganization with the court in December 1998. The plan and disclosure statement was approved by the court on March 22, 1999. The company's reorganization plan was confirmed by the bankruptcy court on June 29,1999. The plan became effective on August 19, 1999.

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

         The company issued 25 million shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 19 million shares were issued to creditors, existing shareholders and new investors. A reserve of approximately 7 million shares is being maintained for additional allowed claims.

                       Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
               December 31, 1999 and December 31, 1998 (Continued)


NOTE 15 FRESH START ACCOUNTING

     On June 29, 1999 the bankruptcy Court confirmed the Company's plan of reorganization. The plan became effective on August 19, 1999. The plan provided for the following:

     Secured debt- The secured debt was exchanged for a $1,750,000 secured note, payable in monthly installments of $21,600 commencing on March 1, 2000, with interest at 9% per annum and a secured note for $884,000, payable in monthly installments of $6,200 commencing on March 1, 2000, with interest at 7%. Both notes are due in July of 2006. Other secured creditors received 3 shares of new common stock in exchange for each $1 of secured debt.

     Unsecured creditors- The holders of unsecured allowed claims received 1.88 shares of new common stock for each $1 of allowed claim.

     Common Stock - The holders of existing shares of the Company's common stock received, in exchange for their shares, 1 new share of common stock for each 66 shares owned.

     The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities are restated to reflect their reorganization value, which approximates fair value at the date of reorganization.