Form 10QSB
period 2000-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 2000-05-09
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: March 31, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2000 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


Advanced Gaming Technology, Inc.

         We have reviewed the accompanying balance sheets of Advanced Gaming Technology, Inc. as of March 31, 2000, and the related statements of operations, and cash flows for the three month period then ended. These financial statements are the responsibility of the Company's management.

         We conducted our review in accordance with standards established by the American Institute of Certified Public Accountants. A review of interim financial information consists principally of applying analytical procedures to financial data and making inquiries of persons responsible for financial and accounting matters. It is substantially less in scope than an audit conducted in accordance with generally accepted auditing standards, the objective of which is the expression of an opinion regarding the financial statement taken as a whole. Accordingly, we do not express such an opinion.

         Based on our review, we are not aware of any material modifications that should be made to the accompanying financial statements for them to be in conformity with generally accepted accounting principles.

                                                   Respectfully submitted


                                                    /S/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 8, 2000

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                    March 31,       December 31,
ASSETS:                                                2000               1999
Current Assets
Cash and cash equivalents ................        $  396,513         $  440,561
Accounts receivable, net .................              --                 --
Prepaid expenses .........................             1,000              1,000
Inventory ................................            20,000             20,000
                                                  ----------         ----------
Total current assets .....................           417,513            461,561


Property and Equipment, net ..............           125,740            141,740

Intangible and other assets ..............           156,333          1,906,333
                                                  ----------         ----------

Total assets .............................          $699,586         $2,509,634
                                                  ==========         ==========

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                        March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT:                   2000            1999
Liabilities

Accounts payable and accrued liabilities ........   $    174,914   $    140,510
Current portion of long term debt ...............           --          104,000
                                                    ------------   ------------
Total liabilities ...............................        174,914        244,510


Long term obligations, net of current portion ...        909,697      2,535,019
                                                     ------------   ------------

Total liabilities ...............................      1,084,611      2,779,529

Stockholders' Deficit:
Preferred Stock-10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil ......           --             --
Common Stock - $.005 par value; authorized
 25,000,000 and 150,000,000 shares, issued
 and outstanding 25,000,000 and 1,750,000
 in 1999 and 1998, respectively .................        125,000        125,000
Additional paid-in capital ......................           --             --
Accumulated deficit .............................       (510,025)      (394,895)
                                                    ------------   ------------
Total stockholders' deficit .....................       (385,025)      (269,895)
                                                    ------------   ------------
Total liabilities and stockholders deficit ......   $    699,586   $  2,509,634
                                                    ============   ============

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                          For the Three Months
                                               Ended March 31,
                                            2000            1999
                                        ------------    ------------
Revenue .............................   $     15,163    $     87,501
Cost of revenue .....................           --              --
                                        ------------    ------------
Gross margin ........................         15,163          87,501

Expenses ............................         98,935         101,889
                                        ------------    ------------

Earnings (Loss) from operations .....        (83,772)        (14,388)

Other income (expense), net .........        (31,358)        (96,500)
                                        ------------    ------------
Earnings (Loss) before reorganization
      charges .......................       (115,130)       (110,888)

Reorganization charges ..............           --              --
                                        ------------    ------------

Net income (loss) ...................       (115,130)       (110,888)
                                        ============    ============


Net income(loss) per common share ...   $       (.00)   $       (.09)
                                        ============    ============
Weighted average common

 shares outstanding .................     25,000,000       1,260,929

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                      For the Three Months Ended
                                                               March 31,
                                                          2000           1999
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .................................   $  (115,130)  $  (110,888)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization .....................        16,000        21,000
Change in operating assets and liabilities:
Accounts receivable ...............................          --         (71,410)
Prepaid expenses ..................................          --            --
Inventory .........................................          --            --
Accounts payable and accrued liabilities ..........        34,404        96,500
                                                      -----------   -----------
Net cash provided by (used in) operating activities       (64,726)      (64,798)

Cash Flows From Investing Activities:
Other assets ......................................     1,750,000          --
Purchase of property and equipment ................          --            --
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities     1,750,000          --

Cash Flows From Financing Activities:
Proceeds from debt and notes ......................          --            --
Repayment of debt and notes .......................    (1,729,322)         --
                                                      -----------   -----------
Net cash provided by financing activities .........    (1,729,322)         --

Net change in cash and cash equivalents ...........       (44,048)      (64,798)
Cash and cash equivalents at beginning of period ..       440,561       109,824
                                                      -----------   -----------
Cash and cash equivalents at end of period ........   $   396,513   $    45,026
                                                      ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest ..........   $    36,889    $      --
Supplemental Disclosure of Non-Cash


                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31,1999

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

This summary of accounting policies for Advanced Gaming Technology, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of March 31, 2000 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

(a) Principles of Consolidation The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Inventory consists of bingo equipment parts and is carried at lower of cost (first-in, first-out method) and market value.

(c) Property and Equipment Property and equipment is stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31,1999
                                   (Continued)

(d) Revenue. Revenue is generated on operating leases and is recognized on an accrual basis. Certain reclassifications have been made in the 1999 financial statements to conform with the 2000 presentation

(e) Cash and Cash Equivalents. For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(f) Net Loss per Common Share. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                 2000                                1999
                  --------------------------------    -----------------------------------
                                  Number                            Number
                                    Of       Loss                     of         Loss
                     Loss         Shares   per Share     Loss       Shares     per Share
                 (Numerator)  (Denominator)          (Numerator)  (Denominator)
Basic EPS
Loss to Common
 Shareholders     $  (115,130)  25,000,000 $(0.00)   $  (110,888)   1,260,929    $(0.09)
                  ===========  ===========  ======    ===========  ==========    ======

         The effect of outstanding common stock equivalents are anti-dilutive for 2000 and 1999 and are thus not considered.

(g) Persuasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

         Certain   reclassifications  have  been  made  in  the  1999  financial statements to conform with the 2000 presentation.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      March 31, 2000 and December 31,1999
                                   (Continued)

NOTE 3 - OTHER ASSETS

                                                        2000            1999
                                                  -------------      -----------
Land ......................................       $        --        $ 1,750,000
Investment in Travel Switch.com ...........             156,333          156,333
                                                  -------------      -----------
                                                  $     156,333      $ 1,906,333
                                                  =============      ===========

During March 2000, the Company exchanged the land in settlement of a $1.75 million Note.

NOTE 4 - LONG-TERM DEBT

 Long-term debt consists of the following:
                                                               2000         1999
                                                         ----------   ----------
Note payable, interest at 7%, due in monthly
Payments of $6,200 beginning March 1, 2000,
Secured by land. The note is due in July of 2006
The note is convertible into common stock at a rate
 of $.43 per share ...................................      909,697      906,548
Note payable, interest at 9%, due in monthly
Payments of $25,000 , Secured by land.  Due in 2004
The note was cancelled in March 2000                ..         --      1,732,471

Less: current maturities .............................         --           --
                                                         ----------   ----------
Net long-term debt ...................................   $  909,697   $2,639,019
                                                         ==========   ==========

NOTE 5 - INCOME TAXES

As of December 31, 1999, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $25,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2013. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of March 31, 2000

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                            March 31, 2000 and 1999
                                   (Continued)

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations.

In view of these matters, realization of a major portion of the assets in the accompanying balance sheet is dependent upon continued operations of the Company which in turn is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide the opportunity for the Company to continue as a going concern.

NOTE 7 - PETITION FOR RELIEF UNDER CHAPTER 11

The company filed for reorganization under chapter 11 of the U S bankruptcy code in Las Vegas on August 26, 1998. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the federal bankruptcy laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims were reflected in the March 31, 1999 balance sheet as "liabilities subject to compromise." The bankruptcy plan was approved June 29, 1999 and became effective on August 19, 1999. On February 15, 2000 the bankruptcy court in the district of Las Vegas approved the final decree of the company closing the chapter 11 bankruptcy case of the company.

Pursuant to the plan, obligations to secured creditors were re-negotiated. All remaining liabilities of the company were fully satisfied through issuance of new common stock. Unsecured creditors received 1.88 shares of new common stock for each $1 of allowed claim. The company issued 25 million shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 21 million shares were issued to creditors, existing shareholders and new investors. A reserve of approximately 4 million shares is maintained for additional allowed claims.

NOTE 8 FRESH START ACCOUNTING

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

Item 2. Management's Discussion and Analysis

General -

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 1999. The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

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

In August of 1998 the company filed for  reorganization  under chapter 11 of the
U. S. Bankruptcy Code in the District of Las Vegas. The company operated as a debtor-in-possession until June 29, 1999 when its plan was confirmed by the court. The plan became effective on August 19, 1999.

Under the terms of the court-approved plan the existing common stock interests in Advanced Gaming Technology, Inc were cancelled. The company, as reorganized,

issued new common stock. The plan provided, generally, that unsecured creditors of the company holding allowed claims receive 1.88 shares of new common stock for each $1 of allowed claim. Holders of common stock of the company received 7% of the new common stock under the terms of the plan.

The company has adopted fresh-start accounting on the effective date of the plan in accordance with AICPA Statement of Position 90-7 " Financial reporting by entities in reorganization under the bankruptcy code" (SOP 90-7). The fresh start reporting was first reflected in the September 30, 1999 Consolidated Balance Sheet.

Liabilities subject to compromise immediately prior to the effective date were discharged on the effective date. Depending on the nature of the claim each obligation was paid, exchanged for stock, discharged, or carried forward as a new liability under the terms of the plan.

Results of Operations -

2000 Compared to 1999

Net income for the three months ended March 31, 2000 was a loss of $115,130 compared to a net loss of $110,888 for the same period in 1999.

Revenue for the three months ended March 31, 2000 was $15,163 compared to $87,501 in 1999.

The Company is currently pursuing new distribution arrangements for the Max Lite electronic bingo system. Management is working to establish a network of distributors to market, service and support the product. Modifications have been made to the system to restore its competitiveness in the market. These updates have been accomplished at minimal cost. Management is currently considering a national distribution contract for exclusive marketing rights to the system.

The company has adequate inventory of finished units to supply many new installations. Since the reorganization new arrangements have been made with suppliers of parts and materials essential to production of additional units.

The damage done to the company's image prior to the reorganization of the company was significant. Vendors and suppliers were alienated and thus were unwilling to support the company's ongoing efforts. Distributors and customers became disenchanted with the company's level of service and support.

The new strategic plan of the company stresses the importance of moving cautiously and with complete competence in developing new relationships. Management is confident at this time that the bridges to suppliers have been rebuilt. New relationships with distributors of the products are now possible. The image is being rebuilt on a solid foundation.

Expenses for the first three months of 2000 were $98,935 compared to $101,889 in the prior year. Salaries and wages in the amount of $56,250 were accrued but not paid at the election of management. Expenses are expected to remain low to preserve cash flow until sufficient revenue can be generated from product installations.

Other income(expense) for the first three months of 2000 was $(31,358) compared to $(96,500) in 1999. Interest expense decreased in 2000 due to the conversion of liabilities to equity during the past year. This expense will continue to decline in the second quarter due to the elimination of $1,750,000 of long term debt. Debt service has been reduced to less than $9,000 per month.

Liquidity and Capital Resources -

The Company has a cash balance in excess of $300,000. Cash is being preserved as much as possible until product distribution arrangements are in place. Management elected to defer payment of salaries and wages until the second quarter. The company is aggressively pursuing distribution of the Max Lite and Max Plus products. Due to strong competition in the market there is no guarantee that such efforts will be successful.

The company's debt was restructured pursuant to the reorganiztion plan during 1999. Long-term debt was reduced to two notes totaling $2.6 million. The company was required to make only minimal debt service payments on these notes for the first six months following the effective date of the plan.

In March of 2000, the company further reduced long term debt by eliminating $1.75 million in note payable. This was accomplished by returning the Company's 170 acres of land held in Branson, Missouri to the first mortgage holder. Efforts to sell the land in excess of this amount were unsuccessful. The company did not feel that a real estate investment fit into the overall asset portfolio of the company. Debt service payments related to the land were nearly $30,000 per month.

The company intends to aggressively market the existing Max Lite and Max Plus electronic bingo systems. In addition, the company intends to invest in new projects as opportunities arise. These projects will likely include areas unrelated to the current electronic bingo systems. This is part of an overall strategic plan to diversify revenue. Such projects may be funded through existing cash reserves or may require additional working capital. There is no guarantee that funding will be available when these opportunities arise. The company will consider all methods of financing as a means of funding new projects.

The first new project was identified in 1999. The company invested in a new Internet travel venture, TravelSwitch.com. The new entity is an on-line seller of hotel rooms for the Las Vegas market at the internet address 777lasvegas.com. The entity quietly began live sales in February 2000. The TravelSwitch marketing plan is being rolled out during the first six months of 2000. Advanced Gaming is building equity in this investment as Internet travel is one of the fastest growing sectors of electronic commerce. The company does not expect to receive cash flow from this operation during 2000 as excess cash, if any, will likely be utilized to enhance the branding of the site.

The Las Vegas market is booming with a base of 120,000 rooms achieving occupancy levels in excess of 90%. The national average for hotel occupancy is around 71%. The Internet is a popular method for booking travel. The company believes that on-line travel reservations will increase significantly during the next five years. Advanced Gaming Technology currently owns 22% of TravelSwitch.

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

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

                 DATE: May 9, 2000     By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                President, Chief Executive
                                                Officer and Director


                 DATE: May 9, 2000     By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                Chief Financial Officer




















15