Form 10QSB
period 2000-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 2000-08-08
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2000 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
ASSETS:                                                   2000          1999
---------                                             -----------   -----------
Current Assets
Cash and cash equivalents                             $   326,489   $   440,561
Prepaid expenses                                            1,000         1,000
Inventory                                                  20,000        20,000
                                                      -----------   -----------
Total current assets                                      347,489       461,561

Property and Equipment, net                               109,740       141,740

Intangible and other assets                               156,333     1,906,333
                                                      -----------   -----------

Total assets                                          $   613,562   $ 2,509,634
                                                      ===========   ===========

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                        June 30,    December 31,
                                                          2000          1999
LIABILITIES AND STOCKHOLDER'S DEFICIT                 -----------   -----------
----------------------------------------
Current Liabilities
Accounts payable and accrued liabilities              $   204,915   $   140,510
Current portion of long term debt                          10,000       104,000
                                                      -----------   -----------
Total current liabilities                                 214,915       244,510

Long term obligations, net of current portion             896,748     2,535,019
                                                      -----------   -----------
Total liabilities                                       1,111,663     2,779,529
                                                      -----------   -----------
Stockholders' Deficit:
-----------------------
Preferred Stock-10% cumulative, $.10 par value;
  authorized 4,000,000 shares; issued - nil                    --            --
Common Stock - $.005 par value; authorized
  150,000,000 shares; issued and outstanding
  25,000,000 on June 30, 2000 and December 31, 1999       125,000       125,000
Additional paid-in capital                                   --            --
Accumulated deficit                                      (623,101)     (394,895)
                                                      -----------   -----------
Total stockholders' deficit                              (498,101)     (269,895)
                                                      -----------   -----------
Total liabilities and stockholders deficit            $   613,562   $ 2,509,634
                                                      ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               For the Three Months        For the Six Months
                                   Ended June 30,            Ended June 30,
                                 2000         1999         2000         1999
                              ----------   ----------   ----------   ----------
Revenues                      $     --     $   87,501   $   15,163   $  175,002
Cost of revenues                    --           --           --           --
                              ----------   ----------   ----------   ----------
Gross margin                        --         87,501       15,163      175,002

Expenses                         102,245      150,653      201,181      252,542
                              ----------   ----------   ----------   ----------
Loss from operations             102,245       63,152      186,017       77,540

Other income (expense), net      (10,831)         --       (42,188)     (96,500)
                              ----------   ----------   ----------   ----------
Net Loss                      $  113,076       63,152   $  228,206  $   174,040
                              ==========   ==========   ==========   ==========

Net loss per common share     $     --     $     --    $     (.01)  $     (.01)
                              ==========   ==========   ==========   ==========

Weighted average common
 shares outstanding            25,000,000  25,000,000   25,000,000   25,000,000















     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                          2000          1999
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $  (228,206)  $  (174,040)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization                              32,000       141,517
Change in operating assets and liabilities:
Accounts receivable                                          --        (158,910)
Accounts payable and accrued liabilities                  (29,595)       96,500
                                                      -----------   -----------
Net cash used in operating activities                    (225,801)      (94,933)

Cash Flows From Investing Activities:
Other assets                                            1,750,000          --
Purchase of property and equipment                           --            --
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities     1,750,000          --

Cash Flows From Financing Activities:
Repayment of debt and notes                            (1,638,271)         --
                                                      -----------   -----------
Net cash provided by financing activities              (1,638,271)         --

Net change in cash and cash equivalents                  (114,072)      (94,933)
Cash and cash equivalents at beginning of period          440,561       109,824
                                                      -----------   -----------
Cash and cash equivalents at end of period            $   326,489   $    14,891

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest                   31,368   $      --
Supplemental Disclosure of Non-Cash











     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2000 AND 1999
                                   (Unaudited)


1.   Interim Reporting

     The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and
Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the three and six month periods ended June 30, 2000, are not necessarily indicative of the results that may be expected for the year ending December 31, 2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Results of Operations -

2000 Compared to 1999

The net loss for the six months ended June 30, 2000 was $228,206 compared to a loss of $174,040 for the same period in 1999. The prior year included $172,000 of revenue related to settlement of a dispute regarding product royalties.

The Company completed a Chapter 11 bankruptcy reorganization in the third quarter of 1999. Since that time the company has focused efforts on executing the new business plan. A priority is to build new relationships with potential distributors of the electronic bingo products. This effort has proven to be a challenge as the marketplace is very competitive and most distributors are aligned with one or more of these competitors. Despite these difficulties the Company has successfully placed Max Lite handheld units with certain distributors. Revenue from client installations should be realized in the third quarter of 2000. However, The magnitude of such product placements and related revenue is expected to be limited. Management remains optimistic that the Max Lite product can gain market share over the next 12 months.

In addition to repositioning the Max Lite product, in January of 2000 the Company formed the Internet travel provider TravelSwitch.com. This venture accepts room reservations for the Las Vegas market from the Internet address www.777LasVegas.com. The venture also handles all forms of retail travel through the dba's Imperial Travel, Play Vegas.com and Speedway Travel. The Company holds a 22% interest in TravelSwitch.

This investment diversifies operations and gives the Company a presence in the booming market surrounding Internet commerce. It also serves to allow management to stay in touch with the growth opportunities in the red-hot Las Vegas gaming market. Although the Company believes it is building equity in this venture, it is not likely that TravelSwitch will provide cash flow for some time. Cash excesses, if any, will likely be utilized toward building additional market share.

The Company is also considering introducing a new patented game to the bingo market during the third quarter of 2000. This yet to be named game can be installed along with any existing bingo game and introduces four exciting progressive jackpots to customers. The game is currently under development. A market study is underway to determine the potential for market penetration. No funds have been expended on this concept to date.

Expenses for the first six months of 2000 were $201,181 compared to $252,542 in the prior year. Some of this expense in 2000 includes management salary that has been deferred voluntarily. Management is cautiously guarding expenses until cash flow from product placements can be generated. Expenses for the second quarter were $102,245 compared to $150,653 in 1999.

Other income (expense) consisted of an expense of $42,188 for the first six months of 2000 compared to an expense of $96,500 in 1999.

Liquidity and Capital Resources -

The Company received operating capital in the amount of $1 million in conjunction with the reorganization. Much of this new capital was utilized to pay court approved administrative expenses and priority claims. The company is optimistic that placement of the Max Lite units will produce cash flow during the third quarter. However, there is no guarantee that such efforts will be enough to fund future operations. Additional capital may be necessary. There is no guarantee that such capital will be readily available.

The company's debt was restructured in conjunction with the chapter 11 process. Debt in excess of $10 million at June 30, 1998 has been reduced to one note for $900,000 at June 30, 2000. This note is convertible at the option of the holder at a rate of $.53 per share. Debt service requirements are minimal through 2007.

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


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)





DATE: August 8, 2000                        By: /s/ DANIEL H. SCOTT
                                                 ------------------------------
                                                     Daniel H. Scott
                                                     President, Chief Operating
                                                     Officer and Director
                                                     (Principal executive and
                                                      accounting oficer)