Form 10QSB
period 2000-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 2000-10-13
CIK 1030699

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  Form 10-QSB



(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2000

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: October 6, 2000 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form 10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated financial statements should be read in conjunction with the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year Ended December 31, 1999. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2000.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                         2000           1999
                                                      -----------    ----------
ASSETS:
Current Assets
Cash and cash equivalents ..........................  $  264,996     $  440,561
Prepaid expenses ...................................       1,000          1,000
Inventory ..........................................      20,000         20,000
                                                      ----------     ----------
Total current assets ...............................     285,996        461,561


Property and Equipment, net ........................      94,740        141,740

Intangible and other assets ........................     156,333      1,906,333
                                                       ---------      ---------
Total assets .......................................  $  537,069     $2,509,634
                                                       =========     ==========

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                      September 30, December 31,
                                                         2000           1999
                                                      -----------    ----------
LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities
Accounts payable and accrued liabilities ...........  $   240,441    $  140,510
Current portion of long term debt ..................      104,000       104,000
                                                      -----------    ----------
Total liabilities ..................................      344,441       244,510


Long term obligations, net of current portion ......      800,673     2,535,019
                                                      -----------    ----------

Total liabilities ..................................    1,145,114     2,779,529

Stockholders' Deficit:
Preferred Stock-10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil .........         --            --
Common Stock - $.005 par value; authorized
 150,000,000 shares, issued and outstanding
 25,000,000 on September 30, 2000 and
 December 31, 19998, respectively ..................      125,000       125,000
Accumulated deficit ................................     (733,045)     (394,895)
                                                      -----------    ----------
Total stockholders' deficit ........................     (608,045)     (269,895)
                                                      -----------    ----------
Total liabilities and stockholders deficit .........  $   537,069    $2,509,634
                                                      ===========    ==========

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                  For the Three Months     For the Nine Months
                                   Ended September 30,     Ended September30,
                                    2000        1999        2000        1999
                                 ----------  ----------  ----------  ----------
Revenue .......................  $     --    $  612,536  $   15,163  $  787,538
Cost of revenue ...............        --          --          --          --
                                 ----------  ----------  ----------  ----------
Gross margin ..................        --       612,536      15,163     787,538

Expenses ......................      97,065     153,418     298,246     405,960
                                 ----------  ----------  ----------  ----------

Earnings (Loss) from
 operations ...................     (97,065)    459,118    (283,083)    381,578

Other income
 (expense), net ...............     (12,879)       --       (55,068)    (96,500)
                                 ----------  ----------  ----------  ----------
Earnings (Loss) before
 reorganization charges .......    (109,944)    459,118    (338,151)    285,078

Reorganization charges ........        --      (266,294)       --      (266,294)
                                 ----------  ----------  ----------  ----------

Net income (loss) .............    (109,944)    192,824    (338,151)     18,784
                                 ==========  ==========  ==========  ==========


Net income(loss)
 per common share .............  $     --    $     (.01) $     (.01) $     --
                                 ==========  ==========  ==========  ==========
Weighted average common
 shares outstanding              25,000,000  25,000,000  25,000,000  25,000,000

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                          For the Nine Months
                                                          Ended September 30,
                                                            2000        1999
                                                         ----------  ----------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .....................................  $ (338,151) $   18,784
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization .........................      47,000     162,517
Reorganization charges ................................        --       266,294
Change in operating assets and liabilities:
Accounts receivable ...................................        --         6,607
Accounts payable and accrued liabilities ..............      99,931      25,195
                                                         ----------  ----------
Net cash provided by (used in)
 operating activities .................................    (191,220)    479,397
                                                         ----------  ----------
Cash Flows From Investing Activities:
Other assets ..........................................   1,750,000      75,796
Purchase of property and equipment ....................        --          --
                                                         ----------  ----------
Net Cash (Used in) provided by
 Investing Activities .................................   1,750,000      75,796
                                                         ----------  ----------
Cash Flows From Financing Activities:
Proceeds from issuance of common stock ................        --       150,000
Proceeds from debt and notes ..........................        --          --
Repayment of debt and notes ...........................  (1,734,345)       --
                                                         ----------  ----------
Net cash provided by (used in)
financing activities ..................................  (1,734,345)    150,000
                                                         ----------  ----------

Net change in cash and cash equivalents ...............    (175,565)    705,193
Cash and cash equivalents at
 beginning of period ..................................     440,561     109,824
                                                         ----------  ----------
Cash and cash equivalents at end of period ............  $  264,996  $  815,017
                                                         ==========  ==========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest ..............  $   69,957  $     --

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2000 AND 1999
                                   (Unaudited)

1.       Interim Reporting

The accompanying unaudited condensed consolidated financial statements have been prepared in accordance with generally accepted accounting principles and Form 10-QSB requirements. Accordingly, they do not include all of the information and footnotes required by generally accepted accounting principles for complete financial statements. In the opinion of management, all adjustments considered necessary for a fair presentation have been included. Operating results for the Three and nine month periods ended September 30, 2000, are not necessarily indicative of the results that may be expected for the year ended December 31,2000. For further information, refer to the financial statements and footnotes thereto included in the Company's annual report on Form 10-KSB for the year ended December 31, 1999.

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

Under the terms of the court-approved plan the existing common stock interests in Advanced Gaming technology, Inc were cancelled. The company, as reorganized, issued new common stock. The plan provided generally that unsecured creditors of the company holding allowed claims receive 1.88 shares of new common stock for each $1 of allowed claim. Holders of common stock of the company received 7% of the new common stock under the terms of the plan.

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

Results of Operations -

2000 Compared to 1999

Net income for the nine months ended September 30, 2000 was a loss of $338,151 compared to net income of $18,784 for the same period in 1999. The 1999 results reflected a one-time settlement of a product licensing dispute regarding the company's electronic bingo products of $850,000.

The company is generating minimal revenue from operations. Revenue for the nine months ended September 30, 2000 was $15,163 compared to $787,538 in 19998. Again, the 1999 results reflect the settlement of the licensing dispute.

Leasing of the company's electronic bingo products has been hampered by competitive market forces and an aging product line. Management has made efforts to establish a network of distributors to market, service and support the product. However, most distributors are aligned with other electronic providers.

The company is considering all options related to the electronic equipment, including sale of the products and related intellectual property.

The company is developing a new bingo product using current technology. Management expects to introduced this product during the fourth quarter of 2000. The company is currently negotiating a beta site to test the product in a live environment. If the beta result is acceptable the product would be available to for live installations during the fourth quarter of 2000.

During the first quarter of 2000 the company formed the Internet travel provider TravelSwitch.com. This venture provides room reservations for the Las Vegas market from the Internet address www.777LasVegas.com. The venture also handles all forms of retail travel through the dba's Imperial Travel, PlayVegas.com and Speedway Travel. The company holds a 22% interest in TravelSwitch.com.

This investment diversifies operations and gives the company a presence in the booming Internet commerce sector. Although the company believes it is building equity in this venture, it is not likely that TravelSwitch will provide cash flow for some time. Cash excesses, if any, will likely be utilized to build additional market share. Management will continue to evaluate new investments as opportunities arise.

Expenses for the first nine months of 2000 were $298,246 compared to $405,960 in the prior year. Operating costs have been reduced to a minimum until cash flow from revenue can be generated. Of the expenses through September 30, 2000, $131,250 represents unpaid payroll to management. Expenses for the third quarter of 2000 were $97,065 compared to $153,418 in 1999.

Other income (expense) consisted of an expense of $55,068 for the first nine months of 2000 compared to an expense of $96,500 in 1999. Interest expense decreased in 2000 is due to the reduction in outstanding debt during the past year.

Liquidity and Capital Resources -

The company's debt was restructured pursuant to the reorganization plan completed in 1999. Long-term debt was reduced from over $10 million prior to the reorganization to one note for approximately $900,000 at September 30, 2000. The company is current on debt service payments for this note. The note is convertible in common stock of the company at the option of the holder at rate of $.53 per share.

Efforts to generate cash flow from the company's electronic bingo products have not been successful due to competitive forces and an aging product line. Management is pursuing all options related to the electronic products and related intellectual property. Development of a new game utilizing current technology will be introduced in the fourth quarter of 2000. The net realizable value of these efforts may not be sufficient to produce a positive cash flow from operations. Management will make every effort to reduce operating expenses until a new source of revenue is determined.

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


                        ADVANCED GAMING TECHNOLOGY, INC.
                        --------------------------------
                                  (Registrant)


DATE: October 17, 2000                By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                              Daniel H. Scott
                                              President, Chief Executive
                                              Officer and Director
                                              (Principal executive and
                                               accounting officer)