Form 10KSB
period 2000-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 2001-03-23
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2000

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

                     P  O  Box  46855,  Las  Vegas,  Nevada  89114
(Address  of principal executive offices)                (Zip code)

Issuer's telephone number             (702) 227-6578

Securities registered under Section 12(b) of the Act: NONE

Securities registered under Section 12(g) of the Act:

                          Common Stock Par Value $.005

                                (Title of Class)

     Check  whether  the issuer:  (1) filed all reports  required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and
(2)has been subject to such filing required for the past 90 days. Yes X No

                                                         Total pages: 21
                                                  Exhibit Index Page: 19


     Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


     State issuer's revenues for its most recent fiscal year: $ 20,000


     As of January 31, 2000, there were 25,000,000 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $ 695,512 computed at the average bid and asked price as of January 31, 2001.

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

     None

     Transitional Small Business Disclosure Format (check one): Yes___ NO X

                                TABLE OF CONTENTS

Item Number and Caption                                             Page


PART I

Item 1 Description of Business........................................ 4

Item 2 Description of Property........................................11

Item 3 Legal Proceedings..............................................11

Item 4 Submission of Matters to a Vote of Security Holders............11

PART II

Item 5 Market for Common Equity and Related Stockholder Matters.......12

Item 6 Management's Discussion and Analysis or Plan of Operations ....13

Item 7 Financial Statements...........................................15

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure...........................................15

PART III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act..............16

Item 10 Executive Compensation........................................17

Item 11 Security Ownership of Certain Beneficial Owners and
         Management                                                   18

Item 12 Certain Relationships and Related Transactions................18

Item 13 Exhibits and Reports on form 8-K .............................19

                                     PART I

------------------------------------------------------------------------
                         ITEM I DESCRIPTION OF BUSINESS

------------------------------------------------------------------------

GENERAL

     Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), is a provider of technology to the casino and hospitality industry. The company's principal product is an electronic bingo system. The Company's common stock is traded on the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Under the symbol "ADVI."

     The Company has the following wholly owned subsidiaries that are currently inactive: Executive Video Systems, Inc., a Maryland corporation ("Executive Video"), Palace Entertainment Limited, a company organized under the laws of the British Virgin Islands ("Palace"), Prisms, Inc., a North Carolina corporation ("Prisms"), Pleasure World Ltd., ("Pleasure World"), and its subsidiary Prisms (Bahamas) Ltd. ("Prisms Bahamas"), both companies organized under the laws of the Bahamas, and A.G.T. Acceptance Corp., a Nevada Corporation ("A.G.T. Acceptance Corp.").

     The company also owns twenty two percent of TravelSwitch, LLC, a Nevada Limited Liability Company. TravelSwitch, LLC is a global Internet travel service provider.

     The Company liquidated the following subsidiaries pursuant to a plan of reorganization confirmed by the U. S. Bankruptcy Court in the District of Nevada on June 30, 1999: Branson Signature Resorts, Inc., a Nevada corporation ("Branson"), River Oaks Holdings, Inc., a Missouri corporation ("River Oaks"), Branson Bluffs Resorts, Inc. ("Branson Bluffs") a Missouri corporation, Allied Resorts, Inc. ("Allied") a Missouri corporation, River Oaks Resorts and Country Club, Inc ("River Oaks Resort") a Texas corporation.

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

     OPERATING LOSSES. The Company incurred net losses of $564,441, $394,895, $3,628,887, and $9,575,512 for the fiscal years ended December 31, 2000, 1999,
1998 and 1997, respectively. Substantial cost reductions were made in conjunction with the plan of reorganization. However, the company has generated minimal revenue from product distribution. The Company's operations are subject to numerous risks associated operating any business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

     FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. Should the Company require additional financing in the future there is no assurance that such financing will be available at all or available on terms acceptable to the Company.

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

     Under the penny stock regulations, a broker or dealer selling penny stock to anyone other than an established customer or "accredited investor"'(generally, an individual with a net worth in excess of $1,000,000 or annual incomes exceeding $200,000, or $300,000 together with his or her spouse)must make a special suitability determination for the purchaser and must receive the purchaser's written consent to the transaction prior to sale, unless the broker or dealer or the transaction is otherwise exempt.

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

     [ii] Max Lite(TM). The Max Lite(TM) Bingo system is a portable, hand-held electronic bingo unit that allows users to play up to 300 bingo cards per game. The unit offers many of the advantages of the MAXPLUS system in a lightweight wireless package. The Max Lite(TM) utilizes patented radio frequency technology to communicate with the caller console in a bingo hall. This feature, known as "autodaub", instantly marks the numbers on all bingo cards as they are called.

     [iii] TurboMAX. TurboMAX is a pari-mutuel electronic bingo system that has five progressive jackpots with five different patterns for each game. A percentage of player purchases can be allocated toward a jackpot, which allows a jackpot to be offered on every game. This high-speed bingo game can be played every 45 to 60 seconds.

OTHER PRODUCTS

INVESTMENT IN TRAVELSWITCH

     In January, 2000 the company formed TravelSwitch,LLC to provide travel services on the Internet. The company provides room reservations for the Las Vegas market through the Internet addresses www.777LasVegas.com and www.PlayVegas.com. These Las Vegas sites provide hotel reservations, airfare, car rentals and other services. TravelSwitch also operates Speedway Travel, a travel agency specializing in NASCAR events and Imperial Travel, a full service travel agency.

Las Vegas is the largest hotel visitor market in the country with over 120,000 rooms. The Las Vegas casinos typically attain occupancy levels near 90 percent. The addition of new properties including, Bellagio, Mandalay Bay, Paris, The Venetian and the Aladdin have increased visitor volume for the market.

Advanced Gaming Technology has a twenty two percent interest in TravelSwitch.

Management considers new products as opportunities arise. Each project is evaluated based on the market potential and the related cost to introduce the product to the market.



SALES AND MARKETING

     MAX Bingo Systems are leased to distributors or directly to bingo halls. The Company's MAX Bingo Systems complement paper-based bingo play.

     MARKET SEGMENTS. Native American, charity, military and casino bingo operations are considered by the Company to be prospective markets for the Company's electronic bingo systems. Currently, the Company is focusing marketing efforts on the Native American and charity markets.


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

     CHARITY BINGO. Charity bingo sessions are conducted on a regular basis by parochial, private and public schools, churches, and other organizations across the United States and Canada. Although this is a major market source for electronic systems, many of these operations are too small to consider for permanent electronic installations. In addition, most States limit the amount of payouts that can be made by charitable organizations.

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

RESEARCH AND MARKET DEVELOPMENT

     As a technology company there will likely be expenditures for research and development in the future to bring new products to market. There were no such expenditures during the years ended December 31, 2000 and 1999.

EMPLOYEES

     As of February 1, 2000, the Company had 1 employee. This employee was not represented by a labor union.

------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
------------------------------------------------------------------------

     The Company's principal executive offices are located in Las Vegas, Nevada.



------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
------------------------------------------------------------------------

     In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"),filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No.4,624,462 (the "Patent"). The Company was dismissed from this action in February of 2000.

The Company was involved in various legal matters in relation to the Branson subsidiaries that were dissolved by order of the bankruptcy court when the Company's reorganization plan was confirmed on June, 29, 1999. Management and counsel believe that the cases have been legally dismissed as a result of the company's reorganization.

In July 1997, the Company commenced a lawsuit against G&J Production Trust, of Victorville, California, for delinquent payments related to the lease of an electronic bingo system. In January of 2000 the company received $15,000 in full settlement of this matter.



------------------------------------------------------------------------
                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS

------------------------------------------------------------------------
     There were no matters submitted to a vote of security holders during the year ended December 31, 2000.

     During the year ended December 31, 1999 shareholders were asked to vote on the company's plan of reorganization. The measure passed and the plan was confirmed by the Bankruptcy Court in Las Vegas, Nevada on June 29, 1999. The plan became effective on August 19, 1999.

                                     PART II

------------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS

------------------------------------------------------------------------


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

  Year                    Period               Low             High
  1999

                       First Quarter           .01              .12
                       Second Quarter          .01              .06
                       Third Quarter           .03              .30
                       Fourth Quarter          .03              .30
  2000

                       First Quarter           .03              .40
                       Second Quarter          .05              .25
                       Third Quarter           .05              .10
                       Fourth Quarter          .02              .06

     DIVIDENDS. The Company has never declared or paid dividends. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.


The number of shareholders of record of the Company's Common Stock as of December 31, 2000 was 579.

     RECENT  SALES  OF   UNREGISTERED   SECURITIES.   There  were  no  sales  of
unregistered securities during the past year. 25 million shares were issued in conjunction with the bankruptcy plan that became effective on August 19, 1999.

------------------------------------------------------------------------
                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS

------------------------------------------------------------------------


GENERAL

     The company experienced operating losses of $3,628,887 in 1998 and $9,575,512 in 1997. During 1998 liabilities of the company significantly exceeded assets. The company was in default on debt obligations and was unable to meet the cash flow needs in the ordinary course of business. The company had exhausted additional financing sources. The company brought in new management for the express purpose of guiding the company through a reorganization under chapter 11 of the U. S. bankruptcy code. A petition for reorganization was filed with the bankruptcy court in the District of Las Vegas on August 26, 1998. The company filed a plan of reorganization in December 1998. The bankruptcy plan was confirmed by the court on June 29, 1999. The plan became effective on August 19, 1999.

RESULTS OF OPERATIONS

     Completion of the plan of reorganization allowed the Company to begin operations with an improved balance sheet. However, the extremely competitive market for electronic bingo products combined with relationships that were damaged as a result of past practices have made it extremely difficult to develop a significant flow of revenue.

The company experienced a loss of $564,441 for the year ended December 31, 2000 compared to a of $394,895 in 1999. The 1999 results were bolstered by a settlement of $850,000 relating to a product dispute. Operating expenses decreased to $430,531 in 2000 from $512,606 in 1999. Interest expense decreased from $166,519 in 1999 to $93,708 in 2000 due to a reduction in long term debt. The 2000 results include a loss on the earnings of an affiliate of $78,000.

The competitive environment continues to be a deterrent to building market share in electronic bingo. The Company has placed electronic bingo systems during late 1999 and early 2000. Management hopes that the current placement of systems is a positive sign.

The company is exploring new technology to improve revenue sources and diversify revenue to decrease reliance on the electronic bingo markets.

In January of 2000 the company formed TravelSwitch, LLC with several other investors. TravelSwitch, is a global Internet travel service provider. Travel reservations and services is one of the fastest growing segments of electronic commerce.

Future success of the company depends on its ability to find investment and technology opportunities as well as its ability to place the existing electronic bingo products. The company has inventory of hand-held bingo units and could generate high margins if the units can be placed in revenue producing situations. The company will consider all options regarding the electronic bingo systems including licensing of the system or even outright sale.

Subsequent to year end the company decided to accept offers for an outright sale of the company. The reorganization process has been completed. The company's balance sheet is in the best condition in years. The sales, service and support network needs to be expanded. This could be accomplished by an existing entity that could do so efficiently gaining significant economies of scale. The company's most valuable asset could be its intellectual property. Additionally, the tax benefits of the company could prove beneficial to a larger scale operation.

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

     The liabilities of the company were substantially reduced by the terms of the plan of reorganization. The company currently has $900,000 in long term debt. All other debt, secured and unsecured, was satisfied in full through issuance of new common stock as a result of the reorganization. A note in the amount of $1.7 million was satisfied in full during 2000 by surrendering the land secured by the note to the note holder.


The company may require additional capital to fund future projects. There is no assurance that such capital will be available when needed. The potential lack of access to capital could inhibit the growth of the company. Management will consider all reasonable forms of financing to continue operations and to fund future projects.


------------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
------------------------------------------------------------------------

     The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

------------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE

------------------------------------------------------------------------

     The Company has no changes in or disagreements with its accountants on any accounting and financial disclosure.

                                    PART III

------------------------------------------------------------------------
           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
------------------------------------------------------------------------

Director

Name, Age and Principal Employment for Past Five Years
------------------------------------------------------------------------

Daniel H. Scott, 45, is currently Chairman, President and Chief 1998 Executive Officer of the company. Prior to joining the company Mr. Scott was Senior Vice President and Chief Financial for MGM Grand Hotel Corp. of Las Vegas, Nevada, a casino operator, from September 1995 until August 1997. Prior to that Mr. Scott was Vice President and Treasurer during a twelve-year employment with Caesars Palace, a casino operator, in Las Vegas, Nevada.


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

------------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
------------------------------------------------------------------------

     The following summary compensation table sets forth certain information regarding compensation paid in each of the Company's last two fiscal years to the Company's Chief Executive Officer and other executive officers whose salaries and bonus exceeded $100,000:


SUMMARY COMPENSATION TABLE

Name and Position                      Year        Salary


Daniel H. Scott, Chairman and Chief    2000       $225,000
   Executive officer                   1999        198,000



(1) Mr. Scott elected to defer payment of $187,500 of this compensation until 2001. Mr. Scott receives an annual salary of $225,000. The actual amount of salary paid during 2000 was $37,500.

No bonuses were paid in 2000 or 1999.

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

------------------------------------------------------------------------
                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT

------------------------------------------------------------------------

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

Name and address of Beneficial Owner   Number of Shares Owned   Percent
                                                                of Class

Dr. Kenneth Landow                           2,100,000            8.4%
P O Box 46855
Las Vegas, NV 89114

Daniel H. Scott
P O Box 46855
Las Vegas, Nevada  89114                    11,909,750            48%

All officers and directors                  11,909,750            48%
As a group





------------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
------------------------------------------------------------------------



     During the fiscal year ended December 31, 1999, the Board of Directors held approximately 4 meetings. The Company does not have a standing audit committee, nominating committee or compensation committee.

------------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
------------------------------------------------------------------------

(a)  The following documents are filed as part of this report.

1.   Financial Statements                                        Page

Report of Robison, Hill & Co.,
     Independent Certified Public Accountants                   F - 1

Consolidated Balance Sheets as of
     December 31, 2000 and 1999                                 F - 2

Consolidated Statements of Operations for the years ended
     December 31, 2000 and 1999                                 F - 3

Consolidated Statement of Stockholders' Deficit
     for the year ended December 31, 2000                       F - 4

Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 1999                                          F - 5

Consolidated Statements of Cash Flows for the years ended
     December 31, 1999 and 1998                                 F - 6

Notes to Financial Statements                                   F - 7

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

------------------------------------------------------------------------
                                   SIGNATURES

------------------------------------------------------------------------


     Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.


Dated: March 23, 2001                     By /s/ Daniel H. Scott
       ---------------                    ----------------------------
                                  President and Chief Executive Officer

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 23th day of March, 2001.

Signatures                                                     Title


/s/ Daniel H. Scott,                       Chairman and Director
                                           (Principal Executive and
                                            Accounting Officer)


/s/ Robert L. Hunziker                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Gaming Technology, Inc.

     We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 2000 and 1999, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

     In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 2000 and 1999 and the results of their operations, and their cash flows for the years then ended in conformity with generally accepted accounting principles.

     The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $564,441 for 2000 and has incurred substantial net losses in recent years. These factors, and the others discussed in note 13, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                            Respectfully submitted,

                                            /s/ Robison, Hill & Co.
                                            Certified Public Accountants
Salt Lake City, Utah
February 1, 2001

                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                     ASSETS

                                                     2000        1999
                                                  ----------   ---------
Current Assets
  Cash and short term investments(note 2(e)) ...   $171,807    $440,561
  Accounts receivable, net .....................      --            --
  Inventory (note 2 (d)) .......................     20,000      20,000
  Prepaid expenses .............................      1,000       1,000
                                                  ----------   ---------
Total current assets ...........................    192,807     461,561

Property and Equipment, net (note 2(c)) ........    125,753     141,740

Other Assets (note 3) ..........................     78,178   1,906,333
                                                 ----------   ---------
Total assets ................................... $  396,738  $2,509,634
                                                 ==========  ==========


LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    2000          1999
                                                 ----------    ---------
Current Liabilities
 Accounts payable and accrued liabilities......    330,798       140,510
 Current maturities of long-term debt (note 4).     13,100       104,000
                                                 ----------    ---------
 Total current liabilities ....................    343,898       244,510

Long-Term Debt (note 4) .......................    887,176     2,535,019
                                                 ----------    ---------
 Total Liabilities ............................  1,231,074     2,779,529

Commitments and Contingencies (note 10)

Stockholders' Equity (Deficit)
 Preferred stock - 10% cumulative $.10 par value;
 authorized 4,000,000 shares; issued - nil ....       --            --
 Common stock - $.005 par value; authorized
 25 million shares; issued and outstanding
 25 million in 2000 and 1999,
 respectively...................................   125,000      125,000
 Additional paid-in capital ...................       --            --
 Accumulated deficit ..........................   (959,336)    (394,895)
                                                 ----------    ---------
 Net stockholders' equity (deficit)............   (834,336)    (269,895)
                                                 ----------    ---------
Total liabilities and stockholders' equity  ...  $ 396,738   $2,509,634
                                                 ==========   ==========

   The accompanying notes are an integral part of these financial statements.
                                       F-2

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,



                                                     2000         1999
                                                  ----------   ---------

Revenue ......................................   $   20,000   $ 789,788


Expenses

 Salaries and Wages  .........................      225,000     210,800
 Service and Support                                 51,883      22,171
 Depreciation and amortization                       77,935     120,516
 Administrative expenses                             75,713     159,119
                                                  ----------   ---------
                                                    430,531     512,606
                                                  ----------   ---------
 Operating income (loss)......................     (410,531)    277,182

Other (expense) income
 Interest......................                     (93,708)   (166,519)
 Restructuring charge ........................          --     (266,789)
 Write-down of Land held for investment ......          --     (250,466)
 Equity in earnings of Affiliate                    (78,155)       --
 Interest income                                     17,953      11,697
                                                  ----------   ---------
Net Loss .....................................    $(564,441) $ (394,895)
                                                  ==========  ==========

Net loss per common share (note 2(f)) ........    $  (0.02)   $  (0.02)
                                                  ==========  ==========
Weighted average common shares
outstanding (note 2 (f)) .....................   25,000,000   25,000,000
                                                 =========== ===========











The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 2000




                                     Common Stock        Paid-in    Accumulated
                                  Shares      Amount     Capital    Deficit
                               -----------  -----------  ---------- -----------
Balance at January 1, 2000     25,000,000     $125,000   $     --   $  (394,895)


Net Loss                              --           --          --      (564,441)
                               -----------    ---------  ---------- -----------

Balance at December 31, 2000    25,000,000     $125,000  $     --   $  (959,336)
                               ===========    =========  ========== ===========





























    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 1999

                                                              Additional
                                     Common Stock              Paid-in    Accumulated
                                  Shares      Amount           Capital    Deficit
                               -----------  -----------      ----------   ------------
Balance at January 1, 1999     115,330,600     $576,653     $32,044,903   $(36,577,987)

To implement fresh start
  Accounting in conjunction

  With plan of reorganization (113,580,600)    (567,903)    (32,044,903)    36,577,987

Adjusted balance at
  January 1, 1999                1,750,000        8,750           --               --

Common stock issued in
  Conjunction with plan
  Of reorganization             23,250,000      116,250           --               --

Net Loss                              --           --             --           (394,895)
                               -----------    ---------      ----------   -------------

Balance at December 31, 1999    25,000,000     $125,000       $   --      $    (394,895)
                               ===========    =========      ==========   =============
























    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                     2000         1999
                                                  ----------   ---------
Cash flows from operating activities:

 Net loss ......................................  $(564,441)  $(394,895)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization .................     77,935     162,517
 Loss from earnings of affiliate                     78,155        --
Reorganization charges                                  --      266,789
 Write down of property, equipment & Investment in land --      250,466
 Change in operating assets and liabilities:
 Accounts receivable ...........................        --        7,825
 Inventory .....................................        --          --
 Prepaid expenses ..............................        --        4,285
 Accounts payable and accrued liabilities.......    190,288    (127,808)
                                                  ----------   ---------
Net cash provided by(used in)operating activities  (218,063)    169,179
                                                  ----------   ---------
Cash flows from investing activities:

Intangible assets...............................      --        (94,775)
Purchase of Investments.........................      --        156,333
Purchases of property and equipment .............   (61,948)        --
Disposal of Land...............................   1,750,000         --
                                                  ----------   ---------
Net cash used in investing activities ..........  1,688,052       61,558
                                                  ----------   ---------

Cash flows from financing activities:

Proceeds from issuance of common stock .........       --       150,000
Principal payments/retirements of long-term debt (1,738,743)    (50,000)
                                                  ----------   ---------
Net cash provided by financing activities ...... (1,738,743)     100,000
                                                  ----------   ---------

Net change in cash and cash equivalents ........   (268,754)    330,737
Cash and cash equivalents at beginning of year      440,561     109,824
                                                  ----------   ---------
Cash and cash equivalents at end of year .......  $ 171,807  $  440,561
                                                  ==========   =========

Supplemental disclosure of cash flow information:

Cash paid during the year for interest .........   $ 93,708  $   20,000

         The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999


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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

     A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

(a)  Principles of Consolidation

     The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries, Executive Video Systems, Inc., Palace Entertainment Limited, Prisms, Inc., Pleasure World Ltd., Prisms (Bahamas) Ltd., and A.G.T. Acceptance Corp. All significant intercompany accounts and transactions have been eliminated.

(b)   Inventory

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

(d)  Investment - Land

     Investment in land is carried at the lower of cost or net realizable value.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999

                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(e)  Cash and Cash Equivalents

     For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(f)  Net Loss per Common Share

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

                              2000                      1999
                   ------------------------  ---------------------------
                            Number                    Number
                              Of      Loss              of       Loss
                   Loss     Shares  Per Share Loss    Shares   Per Share

Basic EPS
Loss to Common
  Shareholders   $564,441  25,000,000 $(.02) $394,895 25,000,000  $(.02)
                  =======  ==========  ====   ======= ==========   ====

(g)  Revenue

     Revenue is generated on operating leases and is recognized on an accrual basis.

(h)  Persuasiveness of Estimates

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2000 and 1999
                                   (Continued)


NOTE 3 - OTHER ASSETS

                                                    2000        1999
                                                ----------- -----------
Land                                             $  --     $ 1,750,000
Investment in Travel Switch, LLC                   78,178      156,333
                                                ----------- -----------
                                                 $ 78,178  $ 1,906,333
                                                =========== ===========

     During March 2000, the Company exchanged the land in settlement of a $1.75 million Note.


NOTE 4 - LONG-TERM DEBT

 Long-term debt consists of the following:           2000       1999
                                                 ----------- -----------
Note payable, interest at 9%, due in monthly
 Payments of $21,600 beginning March 1, 2000,
 Secured by land. The note is due in July of 2006.    --     $ 1,732,471

Note payable,  interest at 8%, due in monthly
 Payments of $7,037 beginning March
 1, 2000, Secured by various assets.
 The note is due in July of 2006.                    900,276     906,548
 The note is convertible into common stock at a
 rate of $.53 per share.
                                                 ----------- -----------
                                                   900,276    2,639,019
Less: current maturities                            13,100      104,000
                                                 ----------- -----------
 Net long-term debt                              $ 887,176  $ 2,535,019
                                                 =========== ===========

NOTE 5 - STOCK OPTIONS AND WARRANTS

     All options and warrants outstanding were eliminated in 1999 in conjunction with the effective date of the plan of reorganization.


NOTE 6 - SEGMENTED INFORMATION

     The company derived all revenues in 2000 and 1999 from operations within the United States. The company has no assets outside of the United States.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2000 and 1999(Continued)

NOTE 7 - SELECTED FINANCIAL DATA (Unaudited)

     The following tables set forth certain unaudited quarterly financial information:
                              2000 Quarters ended,
                       Mar. 31       Jun. 30       Sep. 30      Dec. 31
                      ---------     ---------     ---------    ---------
 Revenue              $  15,163     $    --      $    --       $  4,837

 Operating income(loss) (83,772)     (102,245)     (97,065)    (127,449)
 Other income (expense) (31,358)      (10,831)     (12,879)     (98,842)
                      ---------     ---------     ---------    ---------
Net Loss              $(115,130)   $ (113,076)   $ (109,944) $ (226,291)
                      =========     =========     =========    =========

                              1999 Quarters ended,
                       Mar. 31       Jun. 30       Sep. 30      Dec. 31
                      ---------     ---------     ---------    ---------
 Revenue              $  87,501     $  87,501     $ 612,536     $ 2,250

 Operating income(loss) (14,388)      (63,152)      459,118    (104,396)
 Other income (expense) (96,500)         --            --      (308,788)
 Reorganization costs
                      ---------     ---------     ---------    ---------
 Net Loss             $(110,888)   $  (63,152)   $  459,118  $ (413,679)
                      =========     =========     =========    =========


NOTE 8 - INCOME TAXES

     Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $8,500,000 and $8,500,000 for the years ended December 31, 2000 and 1999 respectively, are the result of net operating losses.

     The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                    2000         1999
                                                -----------  -----------
Future deductible temporary differences related
To reserves, accruals, and net operating losses $8,500,000   $8,500,000
Valuation allowance                             (8,500,000)  (8,500,000)
                                                -----------  -----------
Net deferred income tax                      $       --    $       --
                                                ===========  ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 (Continued)



NOTE 9 - INCOME TAXES (continued)

     As of December 31, 2000, the Company had a net operating loss ("NOL")carryforward for income tax reporting purposes of approximately $25,500,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $8,500,000 as of December 31, 1999. Also consistent with SFAS No. 109, an allocation of the income (provision) benefit has been made to the loss from continuing operations. The differences between the effective income tax rate and the federal statutory income tax rate on the loss from continuing operations are presented below:

                                                    2000         1999
                                                -----------  -----------
Benefit at the federal statutory rate of 34%      $191,910  $  134,264
Non-deductible expenses                                           --
Utilization of net operating loss carryforward    (191,910)   (134,264)
Other                                                             --
                                                -----------  -----------
                                                $     --    $     --
                                                ===========  ===========

NOTE 10 - CONTINGENCIES

(b) In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following lawsuits:

     On November 15, 1996, Fortunet, Inc., a Nevada corporation ("Fortunet"),filed a patent infringement claim in the United States District court Southern District of California against the company and certain other companies which manufacture and distribute electronics bingo systems, claiming that the defendants, including the Company, infringed Fortunet's United States Patent No. 4,624,462 (the "Patent"). Fortunet sought to enjoin the defendants from any further alleged infringement of the Patent and is sought actual and enhanced damages as well as attorney fees and other costs. This action was dismissed during February of 2000.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 (Continued)


NOTE 11 - GOING CONCERN

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



NOTE 12 - REORGANIZATION UNDER CHAPTER 11

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

     The company issued 25 million shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 22 million shares were issued to creditors, existing shareholders and new investors. A reserve of approximately 3 million shares is being maintained for additional allowed claims.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2000 and 1999 (Continued)



NOTE 13 FRESH START ACCOUNTING


     On June 29, 1999 the bankruptcy Court confirmed the Company's plan of reorganization. The plan became effective on August 19, 1999. The plan provided for the following:

     Secured debt- The secured debt was exchanged for a $1,750,000 secured note, payable in monthly installments of $21,600 commencing on March 1, 2000, with interest at 9% per annum and a secured note for $884,000, payable in monthly installments of $6,200 commencing on March 1, 2000, with interest at 7%. The $1,750,000 note was dismissed when the Company returned the property secured by the note to the noteholder during March of 2000. The $884,000 note is due in July of 2006. Other secured creditors received 3 shares of new common stock in exchange for each $1 of secured debt.

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