Form 10QSB
period 2001-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 2001-05-09
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended: March 31, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2001 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


Advanced Gaming Technology, Inc.

     We have reviewed the accompanying balance sheets of Advanced Gaming Technology, Inc. as of March 31, 2001 and December 31, 2000, and the related statements of operations, and cash flows for the three month period ended March 31, 2001 and 2000. These financial statements are the responsibility of the Company's management.

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

                                                   Respectfully submitted


                                                    /S/ Robison, Hill & Co.
                                                   Certified Public Accountants

Salt Lake City, Utah
May 8, 2001

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                    March 31,       December 31,
ASSETS:                                                2001               2000
Current Assets
Cash and cash equivalents ................        $   93,249         $  171,807
Accounts Receivable                                    6,775                -
Prepaid expenses .........................             1,000              1,000
Inventory ................................            20,000             20,000
                                                  ----------         ----------
Total current assets .....................           121,024            192,807


Property and Equipment, net ..............           134,500            125,753

Other assets .............................            78,178             78,178
                                                  ----------         ----------

Total assets .............................          $333,702         $  396,738
                                                  ==========         ==========

                                                        March 31,   December 31,
LIABILITIES AND STOCKHOLDERS' DEFICIT:                   2001            2000
Liabilities
Accounts payable and accrued liabilities ........   $    337,644   $    330,798
Current portion of long term debt ...............         13,100         13,100
                                                    ------------   ------------
Total liabilities ...............................        350,744        343,898

Long term obligations, net of current portion ...        883,802        887,176
                                                     ------------   ------------
Total liabilities ...............................      1,234,546      1,231,074

Stockholders' Deficit:
Preferred Stock-10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil ......           --             --
Common Stock - $.005 par value; authorized
 25,000,000 shares, issued and outstanding
 25,000,000 at March 31, 2001 and
 December 31, 2000, respectively ................        125,000        125,000
Additional paid-in capital ......................           --             --
Accumulated deficit .............................     (1,025,844)      (959,336)
                                                    ------------   ------------
Total stockholders' deficit .....................       (900,844)      (834,336)
                                                    ------------   ------------
Total liabilities and stockholders deficit ......   $    333,702   $    396,738
                                                    ============   ============

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)


                                          For the Three Months
                                               Ended March 31,
                                            2001            2000
                                        ------------    ------------
Revenue .............................   $     53,701    $     15,163

Expenses
  Corporate Expense/Salaries.........         56,250          56,250
  Depreciation.......................         15,000          16,000
  Other Operating Expenses...........         32,066          26,685
                                        ------------    ------------

Income (Loss) from operations .......        (49,615)        (83,772)

Other income (expense)...............
Interest, net                                (16,893)        (31,358)
                                        ------------    ------------

Net income (loss) ...................        (66,508)       (115,130)
                                        ============    ============

Net income(loss) per common share ...   $       (.00)   $       (.00)
                                        ============    ============
Weighted average common
 shares outstanding .................     25,000,000      25,000,000

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)


                                                      For the Three Months Ended
                                                               March 31,
                                                          2001           2000
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) .................................   $   (66,508)  $  (115,130)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization .....................        15,000        16,000
Change in operating assets and liabilities:
Accounts Receivable                                        (6,775)          --
Accounts payable and accrued liabilities ..........         6,846        34,404
                                                      -----------   -----------
Net cash provided by (used in) operating activities       (51,437)      (64,726)

Cash Flows From Investing Activities:
Other assets ......................................          --       1,750,000
Purchase of property and equipment ................       (23,747)         --
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities       (23,747)    1,750,000

Cash Flows From Financing Activities:
Proceeds from debt and notes ......................          --            --
Repayment of debt and notes .......................        (3,374)   (1,729,322)
                                                      -----------   -----------
Net cash provided by financing activities .........        (3,374)   (1,729,322)

Net change in cash and cash equivalents ...........       (78,558)      (44,048)
Cash and cash equivalents at beginning of period ..       171,807       440,561
                                                      -----------   -----------
Cash and cash equivalents at end of period ........   $    93,249   $   396,513
                                                      ===========   ===========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest ..........   $    17,737    $   36,889


                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited)

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

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES

The summary of accounting policies for Advanced Gaming Technology, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

The unaudited financial statements as of March 31, 2001 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
                                   (Continued)

(d) Revenue. Revenue is generated on operating leases and is recognized on an accrual basis. Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation

(e) Cash and Cash Equivalents. For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(f) Net Loss per Common Share. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                                 2001                                2000
                  --------------------------------    -----------------------------------
                                  Number                            Number
                                    Of       Loss                     of         Loss
                     Loss         Shares   per Share     Loss       Shares     per Share
                 (Numerator)  (Denominator)          (Numerator)  (Denominator)
Basic EPS
Loss to Common
 Shareholders     $  (66,508)   25,000,000 $(0.00)   $  (115,130)  25,000,000    $(0.00)
                  ===========  ===========  ======    ===========  ==========    ======

     The effect of outstanding common stock equivalents are anti-dilutive for 2001 and 2000 and are thus not considered.

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

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
                                   (Continued)

NOTE 3 - OTHER ASSETS

                                                        2001             2000
                                                  -------------      -----------
Investment in TravelSwitch     ...........             78,178           78,178
                                                  -------------      -----------
                                                  $    78,178        $  78,178
                                                  =============      ===========



NOTE 4 - LONG-TERM DEBT

 Long-term debt consists of the following:
                                                            2001         2000
                                                         ----------   ----------

Note payable, interest at 7%, due in monthly Payments
of $6,200 beginning March 1, 2000, Secured by land.
The note is due in July of 2006 The note is
convertible into common stock at a rate
of $.43 per share ....................................      896,902      900,276

Less: current maturities .............................       13,100       13,100
                                                         ----------   ----------
Net long-term debt ...................................   $  883,802   $  887,176
                                                         ==========   ==========

NOTE 5 - INCOME TAXES

As of December 31, 2000, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $25,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of March 31, 2001

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2001 and 2000 (Unaudited)
                                   (Continued)

NOTE 6 - GOING CONCERN

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

Item 2. Management's Discussion and Analysis

General -

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2000. The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

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

In February of 2001 the company decided to accept offers for an outright sale of the company. The reorganization process has been completed. The company's balance sheet is in the best condition in years. The sales, service and support network needs to be expanded. This could be accomplished by an existing entity that could do so efficiently gaining significant economies of scale. The company's most valuable assets could its intellectual property. Additionally, the tax benefits of the company could prove beneficial to a larger scale operation.

Results of Operations -

2001 Compared to 2000

Operating loss for the three months ended March 31, 2001 was $49,615 compared to a loss of $83,772 for the same period in 2000. The improvement in operating income was the result of increased revenue from placement of Max Lite and Max Plus units. Revenue increased to $53,701 for the three months ended March 31, 2001 from $15,163 in 2000.

The Company is currently pursuing distribution of the Max Lite and Max Plus electronic bingo system. Management is hopeful that the company's new product Firecracker Bingo will be implemented in the second quarter of 2001. This new Product is a complement to the existing products and can stand alone in a bingo Facility without any other electronics.

Modifications have been made to the Max Lite and Max Plus products in an effort to increase competitiveness in the market. These updates have been accomplished at minimal cost.

Expenses for the first three months of 2001 were $103,316 compared to $98,935 in the prior year. The slight increase was a direct result of the additional product placements. Salaries and wages in the amount of $56,250 were accrued but not paid at the election of management in both years. Management is making efforts to minimize expenses until additional cash flow can be generated from product installations.

Other income(expense) for the first three months of 2001 was $(16,893) compared to $(31,358) in 2000. Interest expense decreased in 2001 due to the elimination of certain long-term debt during the past year. Debt service has been reduced to approximately $7,000 per month.

Liquidity and Capital Resources -

The Company has a cash balance of $93,249. Cash is being preserved as much as possible until product distribution arrangements are in place. Management has again elected to defer payment of salaries and wages until the second Quarter of 2001. The company is pursuing distribution of the Max Lite and Max Plus products. Due to strong competition in the market there is no guarantee that such efforts will be successful.

The company's debt was restructured pursuant to the reorganiztion plan during 1999. Long-term debt was reduced to two notes totaling $2.6 million. The company was required to make only minimal debt service payments on these notes for the first six months following the effective date of the plan.

In March of 2000, the company further reduced long term debt by eliminating A $1.75 million note. This was accomplished by returning the Company's 170 acres of land held in Branson, Missouri to the first mortgage holder. Efforts to sell the land in excess of this amount were unsuccessful. The company did not feel that a real estate investment fit into the overall asset portfolio of the company. Debt service payments related to the land were nearly $30,000 per month.

The company continues to aggressively market the existing Max Lite and Max Plus electronic bingo systems. In addition, the company intends to introduce new projects as opportunities arise. These projects could include areas unrelated to the current electronic bingo systems. This is part of an overall strategic plan to diversify revenue. Such projects may be funded through existing cash reserves or may require additional working capital. There is no guarantee that funding will be available when these opportunities arise. The company will consider all methods of financing as a means of funding new projects.

The first new project was identified in 1999. The company invested in a new Internet travel venture, TravelSwitch, llc. TravelSwitch provides room reservations for the Las Vegas market from the Internet addresses www.777lasvegas.com and www.PlayVegas.com. The entity began live sales in February 2000. TravelSwitch also operates Imperial Travel, a traditional travel Agency and Speedway Travel, which specializes in travel arrangements for NASCAR Events. TravelSwitch generated positive earnings from operations during the first quarter of 2001. However, after depreciation the resulting net earnings were negligible.

Internet travel is one of the fastest growing sectors of electronic commerce. The company does not expect to receive cash flow from TravelSwitch during 2000 as excess cash, if any, will likely be utilized to enhance the promotion of the company's brands.

Advanced Gaming Technology owns 22% of TravelSwitch.

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

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

                 DATE: May 9, 2001     By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                President, Chief Executive
                                                Officer and Director


                 DATE: May 9, 2001     By: /s/ DANIEL H. SCOTT
                                           ------------------------------------
                                                Daniel H. Scott
                                                Chief Financial Officer