Form 10QSB
period 2001-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 2001-08-03
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: June 30, 2001

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

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

     The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and six months ended June 30, 2000 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                        June 30,    December 31,
ASSETS:                                                   2001          2000
---------                                             -----------   -----------
Current Assets
Cash and cash equivalents                             $    83,238   $   171,807
Accounts receivable                                         3,700          --
Prepaid expenses                                            1,000         1,000
Inventory                                                  20,000        20,000
                                                      -----------   -----------
Total current assets                                      107,938       192,807

Property and Equipment, net                               119,500       125,753

Other assets                                               45,178        78,178
                                                      -----------   -----------

Total assets                                          $   272,616   $   396,738
                                                      ===========   ===========


                                                       June 30,    December 31,
                                                          2001          2000
LIABILITIES AND STOCKHOLDER'S DEFICIT                 -----------   -----------
----------------------------------------
Current Liabilities
Accounts payable and accrued liabilities              $    88,779   $   330,798
Notes payable                                           1,200,497       900,276
                                                      -----------   -----------
Total current liabilities                               1,289,276     1,231,074

Long term obligations, net of current portion                --            --
                                                      -----------   -----------
Total liabilities                                       1,289,276     1,231,074
                                                      -----------   -----------
Stockholders' Deficit:
-----------------------
Preferred Stock-10% cumulative, $.10 par value;
  authorized 4,000,000 shares; issued - nil                  --            --
Common Stock - $.005 par value; authorized
  150,000,000 shares; issued and outstanding
  25,000,000 on June 30, 2001 and December 31, 2000       125,000       125,000
Additional paid-in capital                                   --            --
Accumulated deficit                                    (1,141,660)     (959,336)
                                                      -----------   -----------
Total stockholders' deficit                            (1,016,660)     (834,336)
                                                      -----------   -----------
Total liabilities and stockholders deficit            $   272,616   $   396,738
                                                      ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               For the Three Months        For the Six Months
                                   Ended June 30,            Ended June 30,
                                 2001         2000          2001         2000
                              ----------   ----------   ----------   ----------
Revenues                      $   27,721   $     --     $   81,422   $   15,163

Expenses
  Salaries and wages              56,250      56,250       112,500      112,500
  Depreciation                    15,000      16,000        30,000       32,000
  Administrative expenses         31,455      29,995        63,521       56,681
                              ----------   ----------   ----------   ----------
                                 102,705      102,245      206,021      201,181

Loss from operations              74,984      102,245      124,599      186,017

Other income (expense), net      (40,832)     (10,831)     (57,725)     (42,188)
                              ----------   ----------   ----------   ----------
Net Loss                      $  115,816      113,076   $  182,324  $   228,206
                              ==========   ==========   ==========   ==========

Net loss per common share     $     --     $     --    $     (.01)  $     (.01)
                              ==========   ==========   ==========   ==========

Weighted average common
 shares outstanding            25,000,000  25,000,000   25,000,000   25,000,000











     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Six Months
                                                            Ended June 30,
                                                          2001          2000
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $  (182,324)  $  (228,206)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization                              30,000        32,000
Loss from earnings of affiliate                            33,000          --
Change in operating assets and liabilities:
Accounts receivable                                        (3,700)         --
Accounts payable and accrued liabilities                 (241,798)      (29,595)
Conversion of accounts payable to notes payable           300,000          --
                                                      -----------   -----------
Net cash used in operating activities                     (64,822)     (225,801)

Cash Flows From Investing Activities:
Other assets                                                 --       1,750,000
Purchase of property and equipment                        (23,747)          --
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities       (23,747)    1,750,000

Cash Flows From Financing Activities:
Repayment of debt and notes                                   --     (1,638,271)
                                                      -----------   -----------
Net cash provided by financing activities                     --     (1,638,271)

Net change in cash and cash equivalents                   (88,569)     (114,072)
Cash and cash equivalents at beginning of period          171,807       440,561
                                                      -----------   -----------
Cash and cash equivalents at end of period            $    83,238   $   326,489

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $    34,562   $    31,368





     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
                 For the Six Months Ended June 30, 2001 AND 2000
                                   (Unaudited)


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

The unaudited financial statements as of June 30, 2001 and for the six months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the six Months Ended June 30, 2001 and 2000 (Unaudited)
                                   (Continued)

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

(f) Net Loss per Common Share. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                            2001                              2000
                     --------------------             --------------------
                           Number                            Number
                 Loss    Of Shares     Loss         Loss   Of Shares     Loss
             (Numerator)(Denominator)Per Share (Numerator)(Denominator)Per Share

    Basic EPS

    Loss to
    Common
    Shareholders$182,324  25,000,000  $ (.01)    $228,206   25,000,000   $(.01)
                ======== ============ ========  ========= ============= ========


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

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.


NOTE 3 - OTHER ASSETS

                                                        2001             2000
                                                  -------------      -----------
Investment in TravelSwitch     ...........             45,178           78,178
                                                  -------------      -----------
                                                  $    45,178        $  78,178
                                                  =============      ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
                                   (Continued)


NOTE 4 - NOTES PAYABLE

 Notes payable consist of the following:
                                                            2001         2000
                                                         ----------   ----------
Note payable, interest at 7%, due in monthly Payments
of $6,200 beginning March 1, 2000, The note is due in
July of 2006 The note is convertible into common
stock at a rate of $.53 per share.  The note is in
default subsequent to 6/30/2001 and has been
reclassified as current...............................      900,497      900,276

Note payable, interest at prime plus 2%, payable on
Demand to an officer of the company, secured by all
Assets of the company                                       300,000         --
                                                         ----------   ----------
Notes payable      ...................................  $ 1,200,497   $  900,276
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

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Subsequent to June 30, 2001 the company defaulted on its long term debt obligation.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
           For the Six Months Ended June 30, 2001 and 2000 (Unaudited)
                                   (Continued)


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

Results of Operations -

2001 Compared to 2000

The company incurred a net loss for the quarter ended June 30, 2001 of $115,816 compared to a loss of $113,076 in the same quarter of 2000. The net loss for the six months ended June 30, 2001 was $182,324 compared to a loss of $228,206 for the same period in 2000.

The Company completed a Chapter 11 bankruptcy reorganization in the third quarter of 1999. Since that time the company has focused efforts on placement of the existing electronic bingo systems. These efforts have proven to be a challenge as the marketplace is very competitive and most distributors are aligned with one or more of these competitors. To further complicate these efforts the Max Lite handheld unit has not been well received. It is near the end of its useful life cycle. Placements with certain distributors have been unsuccessful as customer acceptance of the product is low. Revenue from bingo systems is expected to be limited during the remainder of 2001.

In January of 2000 the Company formed the Internet travel provider TravelSwitch.com . This venture accepts room reservations for the Las Vegas market from the Internet address www.777LasVegas.com. The venture also handles all forms of retail travel. Advanced Gaming Technology holds a 22% interest in TravelSwitch.

Online commerce has experienced difficulties during the past twelve months. The online travel market is extremely competitive. Many of these competitiors have far greater resources than TravelSwitch. Due to the immediate cash needs of the company, AGT is considering all options related to this investment including sale of the entire interest.

The Company was named in a patent infringement action during June of 2001. Although the company believes the claims to be unfounded, the outcome of this action could delay or prevent the introduction of AGT's new bingo product, Firecracker Bingo.

All of the items discussed above indicate that revenue and cash for operations will be minimal during the second half of 2001. The company will consider all options to generate cash for operations including sale of some or all assets of the company.


Expenses for the first six months of 2001 were $206,021  compared to $201,181 in
 .0the prior year. A portion of this expense in 2001 and 2000 represents management salary that has been converted to a secured note payable at June 30, 2001. Expenses for the second quarter were $102,705 compared to $102,245 in 2000.

Other income (expense) consisted of an expense of $57,725 for the first six months of 2001 compared to an expense of $42,188 in 2000. $33,000 of this expense in 2001 represents loss on earnings of affiliate. Interest expense was $34,562 in 2001 compared to $52,573 in 2000.


Liquidity and Capital Resources -

Efforts to place electronic bingo systems have not been successful. Minimal revenue is expected during the second half of 2001. Additional operating capital is necessary to continue operations. There is no guarantee that such capital will be readily available. The company will consider all options including the sale of certain assets in efforts to raise cash.

Debt in excess of $10 million at June 30, 1998 has been reduced to one note for $900,000 and one note for $300,000 at June 30, 2001. The larger note is convertible at the option of the holder at a rate of $.53 per share. The company has discontinued payments on this note. Efforts are underway to negotiate a settlement of this obligation. Settlement could include conversion of all or a portion of this note to stock at or below current market value.

The $300,000 note is payable on demand to an officer of the company. This note is secured by the assets of the company. This note could be settled in a similar manner.

This debt  presents a barrier to company's  ability to generate  funding for new projects. The most likely solution to settlement of these obligations is conversion to equity through issuance of common shares. The issuance of stock to settle these obligations or to acquire revenue producing assets could significantly dilute the positions of current shareholders. The company is authorized to issue 150 million common shares. There are currently 25 million shares issued and outstanding. A significant portion of the unissued shares could be necessary to satisfy these obligations or to acquire new investment capital or assets.

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

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings

None.

Item 2. Changes in Securities

None.

Item 3. Defaults Upon Senior Securities

Subsequent to June 30, 2001 the company was in default on a promissory note as a payment scheduled for July, 1, 2001 was not made. The company is currently attempting to negotiate a compromise to this obligation.

Item 4. Submission of Matters to a Vote of Security Holders.

None.

Item 5. Other Information

None.

Item 6. Exhibits and Reports on Form 8-K

The company filed one report on form 8K during the three months ended June 30, 2001.

1. On April 30, 2001 An officer of the company announced a plan to sell shares in the company in accordance with rule 10b-5.

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)





DATE: August 1, 2001                             By: /s/ DANIEL H. SCOTT
                                                 ------------------------------
                                                     Daniel H. Scott
                                                     President, Chief Operating
                                                     Officer and Director
                                                     (Principal executive and
                                                      accounting oficer)