Form 10QSB
period 2001-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 2001-10-24
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE ACT OF 1934

               For the quarterly period ended: September 30, 2001

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: September 30, 2001 25,000,000

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                         PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

         The unaudited condensed consolidated financial statements presented herein have been prepared by the Company in accordance with the instructions to Form10-QSB and do not include all of the information and note disclosures required by generally accepted accounting principles. These condensed consolidated  financial  statements  should  be read  in  conjunction  with  the consolidated financial statements and notes thereto included in the Company's Form 10-KSB for the year ended December 31, 2000. The accompanying financial statements have not been examined by independent accountants in accordance with generally accepted auditing standards, but in the opinion of management such financial statements include all adjustments (consisting only of normal recurring adjustments) necessary to present fairly the Company's financial position and results of operations. The results of operations for the three and nine months ended September 30, 2001 may not be indicative of the results that may be expected for the year ending December 31, 2001.

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)

                                                     September 30,  December 31,
ASSETS:                                                   2001          2000
---------                                             -----------   -----------
Current Assets
Cash and cash equivalents                             $    59,721   $   171,807
Prepaid expenses                                            1,000         1,000
Inventory                                                  20,000        20,000
                                                      -----------   -----------
Total current assets                                       80,721       192,807

Property and Equipment, net                               104,500       125,753

Other assets                                               12,178        78,178
                                                      -----------   -----------

Total assets                                          $   197,399   $   396,738
                                                      ===========   ===========


                                                      September 30, December 31,
                                                          2001          2000
LIABILITIES AND STOCKHOLDER'S DEFICIT                 -----------   -----------
----------------------------------------
Current Liabilities
Accounts payable and accrued liabilities              $   144,229   $   330,798
Notes payable                                           1,218,507       900,276
                                                      -----------   -----------
Total current liabilities                               1,362,736     1,231,074

Long term obligations, net of current portion                --            --
                                                      -----------   -----------
Total liabilities                                       1,362,736     1,231,074
                                                      -----------   -----------
Stockholders' Deficit:
-----------------------
Preferred Stock-10% cumulative, $.10 par value;
  authorized 4,000,000 shares; issued - nil                  --            --
Common Stock - $.005 par value; authorized
  150,000,000 shares; issued and outstanding
  25,000,000 on September 30, 2001 and
  December 31, 2000                                       125,000       125,000
Additional paid-in capital                                   --            --
Accumulated deficit                                    (1,290,337)     (959,336)
                                                      -----------   -----------
Total stockholders' deficit                            (1,165,337)     (834,336)
                                                      -----------   -----------
Total liabilities and stockholders deficit            $   197,399   $   396,738
                                                      ===========   ===========

The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                               For the Three Months        For the Nine Months
                               Ended September 30,         Ended September 30,
                                 2001         2000          2001         2000
                              ----------   ----------   ----------   ----------
Revenues                      $    3,700   $     --     $   85,121   $   15,163

Expenses
  Salaries and wages              56,250      56,250       168,750      168,750
  Depreciation                    15,000      15,000        45,000       47,000
  Administrative expenses         30,213      25,815        93,732       82,496
                              ----------   ----------   ----------   ----------
                                 101,463      97,065       307,482      298,246

Loss from operations              97,763      97,065       222,361      283,083

Other income (expense), net      (50,914)    (12,879)     (108,640)     (55,068)
                              ----------   ----------   ----------   ----------
Net Loss                      $  148,677      109,944   $  331,001  $   338,151
                              ==========   ==========   ==========   ==========

Net loss per common share     $    (.01)   $     --    $     (.01)  $     (.01)
                              ==========   ==========   ==========   ==========

Weighted average common
 shares outstanding            25,000,000  25,000,000   25,000,000   25,000,000












     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (Unaudited)

                                                         For the Nine Months
                                                         Ended September 30,
                                                          2001          2000
                                                      -----------   -----------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net Loss                                              $  (331,001)  $  (338,151)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization                              45,000        47,000
Loss from earnings of affiliate                            66,000          --
Change in operating assets and liabilities:
Accounts payable and accrued liabilities                 (168,338)       99,931
Conversion of accounts payable to notes payable           300,000          --
                                                      -----------   -----------
Net cash used in operating activities                     (88,339)     (191,220)

Cash Flows From Investing Activities:
Other assets                                                 --       1,750,000
Purchase of property and equipment                        (23,747)          --
                                                      -----------   -----------
Net Cash (Used in) provided by Investing Activities       (23,747)    1,750,000

Cash Flows From Financing Activities:
Repayment of debt and notes                                   --     (1,734,345)
                                                      -----------   -----------
Net cash provided by financing activities                     --     (1,734,345)

Net change in cash and cash equivalents                  (112,086)     (175,565)
Cash and cash equivalents at beginning of period          171,807       440,561
                                                      -----------   -----------
Cash and cash equivalents at end of period            $    59,721   $   264,996

Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest              $    34,562   $    69,957












     The accompanying notes are an integral part of the condensed consolidated financial statements.

                        Advanced Gaming Technology, Inc.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
             For the Nine Months Ended September 30, 2001 AND 2000
                                   (Unaudited)


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

The unaudited financial statements as of September 30, 2001 and for the three and nine months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the nine months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
                                   (Continued)

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

(f) Net Loss per Common Share. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:


                            2001                              2000
                     --------------------             --------------------
                           Number                            Number
                 Loss    Of Shares     Loss         Loss   Of Shares     Loss
             (Numerator)(Denominator)Per Share (Numerator)(Denominator)Per Share

    Basic EPS

    Loss to
    Common
    Shareholders$331,001  25,000,000  $ (.01)    $338,151   25,000,000   $(.01)
                ======== ============ ========  ========= ============= ========


     The effect of outstanding common stock equivalents are anti-dilutive for 2001 and 2000 and are thus not considered.

(g) Pervasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain reclassifications have been made in the 2000 financial statements to conform with the 2001 presentation.


NOTE 3 - OTHER ASSETS

                                                        2001             2000
                                                  -------------      -----------
Investment in TravelSwitch     ...........             12,178           78,178
                                                  -------------      -----------
                                                  $    12,178        $  78,178
                                                  =============      ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
                                   (Continued)

NOTE 4 - NOTES PAYABLE

 Notes payable consist of the following:
                                                            2001         2000
                                                         ----------   ----------
Note payable, interest at 9%, due in monthly Payments
of $6,200 beginning March 1, 2000, The note is due in
July of 2006 The note is convertible into common
stock at a rate of $.53 per share.  The note is in
default subsequent to 6/30/2001 and has been
reclassified as current...............................      912,507      900,276

Note payable, interest at prime plus 2%, payable on
Demand to an officer of the company, secured by all
Assets of the company                                       306,000         --
                                                         ----------   ----------
Notes payable      ...................................  $ 1,218,507   $  900,276
                                                         ==========   ==========

NOTE 5 - INCOME TAXES

As of December 31, 2000, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $25,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that could reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of September 30, 2001

NOTE 6 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with generally accepted accounting principles, which contemplates continuation of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years. In addition, the Company has used substantial amounts of working capital in its operations. Subsequent to June 30, 2001 the company defaulted on its long-term debt obligation.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
        For the Nine Months Ended September 30, 2001 and 2000 (Unaudited)
                                   (Continued)


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

Results of Operations -

2001 Compared to 2000

The company incurred a net loss for the quarter ended September 30, 2001 of $148,677 compared to a loss of $109,944 in the same quarter of 2000. The net loss for the nine months ended September 30, 2001 was $331,001 compared to a loss of $338,151 for the same period in 2000.

The Company completed a Chapter 11 bankruptcy reorganization in the third quarter of 1999. Since that time the company has focused efforts on placement of the existing electronic bingo systems. These efforts have proven to be a challenge as the marketplace is very competitive and most distributors are aligned with one or more of these competitors. To further complicate these efforts the Max Lite handheld unit has not been well received. The unit does not match up well with offerings of other manufacturers. It is near the end of its useful life cycle. Placements with certain distributors have been unsuccessful as customer acceptance of the product is low. No revenue is expected from bingo systems during the remainder of 2001.

The Company would require additional financing to proceed with improvements to existing product or development of new products. Such financing is unlikely given the current market and the Company's financial position.

In January of 2000 the Company formed the Internet travel provider TravelSwitch.com . This venture accepts room reservations for the Las Vegas market. The venture also handles all forms of retail travel. Advanced Gaming Technology holds a 22% interest in TravelSwitch.

2001 Compared to 2000

This venture has generated losses since inception. Due to the immediate cash needs of the company, AGT is considering all options related to this investment including sale of the entire interest.

All of the items discussed above indicate that management does not expect revenue or cash from operations during the fourth quarter of 2001. The company will consider all options to generate cash including sale of some or all assets of the company.

Expenses for the third quarter of 2001 were $101,463 compared to $97,065 in the prior year. A portion of this expense in 2001 and 2000 represents management salary that was converted to a secured note payable at June 30, 2001. Expenses for the nine months ended September 30, 2001 were $307,482 compared to $298,246 in 2000.

Other income (expense) consisted of an expense of $50,914 for the third quarter of 2001 compared to an expense of $12,879 in 2000. $33,000 of this expense in 2001 represents a loss on earnings of an affiliate. Other income (expense) for the nine months consisted of an expense of $108,640 in 2001 compared to $55,068 in 2000. Of this expense in 2001, $66,000 represented a loss on earnings of an affiliate.

Liquidity and Capital Resources -

Efforts to place electronic bingo systems have not been successful. No revenue is expected during the fourth quarter of 2001. Additional operating capital is necessary to continue operations. There is no guarantee that such capital will be readily available. The company will consider all options including the sale of certain assets in efforts to raise cash. It is possible that the company will liquidate due to the lack of available financing.

Debt in excess of $10 million at June 30, 1998 has been reduced to one note for $912,507 and one note for $306,000 at September 30, 2001. The larger note is convertible at the option of the holder at a rate of $.53 per share. The company is not currently making payments on these notes. Efforts are underway to negotiate a settlement of these obligations. Settlement could include conversion of all or a portion of these notes to common stock at or below current market value.

The $300,000 note is payable on demand to an officer of the company. This note is secured by the assets of the company.

The company's debt restricts the ability obtain financing for new projects. These obligations may be converted to equity through issuance of common shares. The issuance of stock to settle these obligations or to acquire revenue producing assets would significantly dilute the positions of current shareholders. The company is authorized to issue 150 million common shares. There are currently 25 million shares issued and outstanding. A significant portion of the unissued shares could be necessary to satisfy these obligations or to acquire new investment capital or assets.

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

None

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)





DATE: October 24, 2001                             By: /s/ DANIEL H. SCOTT
                                                 ------------------------------
                                                     Daniel H. Scott
                                                     President, Chief Operating
                                                     Officer and Director
                                                     (Principal executive and
                                                      accounting oficer)