Form 10KSB
period 2001-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 2002-03-28
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

(Mark One)
[x]     ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2001

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

                                                        Total pages: 20
                                                 Exhibit Index Page: 18


         Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]


     State issuer's revenues for its most recent fiscal year: $ 87,184


         As of February 28, 2001, there were 21,430,587 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $ 214,305 computed at the average bid and asked price as of February 28, 2001.

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

     None

     Transitional Small Business Disclosure Format (check one): Yes___ NO X

                                TABLE OF CONTENTS

Item Number and Caption                                             Page


PART I

Item 1 Description of Business....................................... 4

Item 2 Description of Property.......................................11

Item 3 Legal Proceedings.............................................11

Item 4 Submission of Matters to a Vote of Security Holders...........11

PART II

Item 5 Market for Common Equity and Related Stockholder Matters......12

Item 6 Management's Discussion and Analysis or Plan of Operations ...13

Item 7 Financial Statements..........................................14

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure..........................................14

PART III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act.............15

Item 10 Executive Compensation.......................................15

Item 11 Security Ownership of Certain Beneficial Owners and
         Management                                                  17

Item 12 Certain Relationships and Related Transactions...............17

Item 13 Exhibits and Reports on form 8-K ............................18

                                     PART I

-----------------------------------------------------------------------
                         ITEM I DESCRIPTION OF BUSINESS

-----------------------------------------------------------------------

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

         The company also owns twenty two percent of TravelSwitch, LLC, a Nevada Limited Liability Company. TravelSwitch, LLC is an Internet travel service provider.

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

         OPERATING LOSSES. The Company incurred net losses of $411,670, $564,441,$394,895,$3,628,887, and $9,575,512 for the fiscal years ended December
31, 2001, 2000, 1999, 1998 and 1997, respectively. Substantial cost reductions were made in conjunction with the plan of reorganization. However, the company has generated minimal revenue from product distribution. The Company's operations are subject to numerous risks associated operating any business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

         FUTURE CAPITAL NEEDS AND UNCERTAINTY OF ADDITIONAL FUNDING. The Company will require additional financing to continue operations. There is no assurance that such financing will be available. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant impact on current shareholders.

         GOVERNMENT REGULATION. Some of the Company's operations are subject to gaming laws, which vary according to the jurisdiction in which each product is marketed. The state and local laws in the United States that govern the lease and use of gaming products vary widely and change frequently due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action restricting the manufacture, distribution or use of some or all of the Company's products, the Company's present and proposed business could be adversely affected. The operation of gaming on Native American reservations is subject to the Indian Gaming Regulatory Act ("IGR"). Under IGR certain types of gaming activities are classified as Class I, Class II or Class
III. The Company's business will be impacted based upon how its products are ultimately classified. See "Business - Government Regulation" and "Business- -Native American Bingo Operations."

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


INVESTMENT IN TRAVELSWITCH

         In January, 2000 the company acquired a 22% investment in TravelSwitch,LLC an Internet travel services provider. The company provides room reservations for the Las Vegas market through the Internet addresses www.TravelSwitch.com and www.PlayVegas.com. TravelSwitch also operates Speedway Travel, a travel agency specializing in NASCAR events and Imperial Travel, a full service travel agency.

         TravelSwitch has incurred substantial losses since inception. The book value and perceived fair market value of this investment is 0 at December 31, 2001. Management does not expect that this investment will produce cash flow in the near future.

OTHER PRODUCTS

         Based on the age and ineffectiveness of the Company's electronic bingo systems Management is considering any and all options regarding the future of the Company. A sale, merger, reverse merger or other transaction is likely during 2002. Such transactions could result in significant dilution of shareholder interests.


SALES AND MARKETING

         MAX Bingo Systems are leased to distributors or directly to bingo halls. The Company's MAX Bingo Systems complement paper-based bingo play. No systems were in use at December 31, 2001.

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

COMPETITION

         The Company has many competitors for electronic  bingo systems,  all of
which  have  substantially   greater  financial,   marketing  and  technological
resources than the Company.

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

RESEARCH AND MARKET DEVELOPMENT

         There were no expenditures for research and development during the years ended December 31, 2001 and 2000.

EMPLOYEES

         As of March 1, 2002, the Company had 1 employee. This employee was not represented by a labor union.

-----------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
-----------------------------------------------------------------------

     The Company's principal executive offices are located in Las Vegas, Nevada.



-----------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
-----------------------------------------------------------------------

         In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:

         Planet Bingo, an electronic bingo systems provider commenced action against the Company in 2001 alleging patent infringement. This matter was resolved in March of 2001.

         In July 1997, the Company commenced a lawsuit against G&J Production Trust, of Victorville, California, for delinquent payments related to the lease of an electronic bingo system. In January of 2000 the company received $15,000 in full settlement of this matter.



-----------------------------------------------------------------------
                       ITEM 4. SUBMISSION OF MATTERS TO A
                            VOTE OF SECURITY HOLDERS
-----------------------------------------------------------------------

         There were no matters submitted to a vote of security holders during the years ended December 31, 2001 and 2000.

         During the year ended December 31, 1999 shareholders were asked to vote on the company's plan of reorganization. The measure passed and the plan was confirmed by the Bankruptcy Court in Las Vegas, Nevada on June 29, 1999. The plan became effective on August 19, 1999.

                                     PART II

-----------------------------------------------------------------------
                      ITEM 5. MARKET FOR COMMON EQUITY AND
                           RELATED STOCKHOLDER MATTERS
-----------------------------------------------------------------------


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

  Year                    Period               Low             High
  2000

                       First Quarter           .01              .40
                       Second Quarter          .05              .25
                       Third Quarter           .05              .10
                       Fourth Quarter          .01              .01
  2001

                       First Quarter           .01              .40
                       Second Quarter          .05              .25
                       Third Quarter           .01              .10
                       Fourth Quarter          .01              .02

         DIVIDENDS. The Company has never declared or paid dividends. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.


         The number of shareholders of record of the Company's Common Stock as of December 31, 2001 was 608.

         RECENT SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered securities during the past year.

-----------------------------------------------------------------------
                       ITEM 6. MANAGEMENT'S DISCUSSION AND
                         ANALYSIS OR PLAN OF OPERATIONS
-----------------------------------------------------------------------

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

         The company experienced a loss of $411,670 for the year ended December 31, 2001 compared to a loss of $564,441 in 2000. Operating expenses decreased to $346,649 in 2001 from $430,531 in 2000. Salaries and wages of $225,000 were accrued during 2001 and included in the operating expenses. However, no salaries were paid during 2001 as Management elected to defer payment.

         Interest expense was $83,986 in 2001 and $93,708 in 2000 due to a reduction in long term debt. The 2001 results include a loss on the earnings of an affiliate of $78,178 compared to a loss of $78,155 in 2000.

         The competitive environment continues to be a deterrent to building market share in electronic bingo. The Company's bingo systems have not found acceptance among bingo players or operators. Management does not believe that the Company's products will produce revenue during 2002. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant impact on current shareholders.

         In January of 2000 the company invested in TravelSwitch, LLC, an Internet travel service provider. Due to substantial operating losses the Company's book value in this investment is zero at December 31, 2001. The estimated fair market value of this investment is considered to be zero.

INFLATION AND REGULATION

         INFLATION The Company's operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. This is due in part to the highly capital intensive nature of the majority of the business of the Company, thereby reducing the chances of competition providing for sales price reductions while inflation in the costs are more likely to be passed to the customer.

         REGULATION The Company's operations are subject to state and local gaming laws as well as various federal laws and regulations governing business activities with Native American Tribes. The State and local laws in the United States which govern the lease and use of gaming products are widely disparate and continually changing due to legislative and administrative actions and judicial interpretations. If any changes occur in gaming laws through statutory enactment or amendment, judicial decision or administrative action, the Company's present and proposed business could be adversely affected.

LIQIUDITY AND CAPITAL RESOURCES

         The company exhausted financing sources during 1998. The resulting shortfall in operating capital required the company to seek reorganization under chapter 11 of the U. S. Bankruptcy Code. The company's bankruptcy plan was confirmed by the court in June 1999. The plan became effective in August, 1999.

         The liabilities of the company were reduced but not eliminated by the terms of the plan of reorganization. The company emerged with over $2.6 million in notes payable. The current balance of notes payable is approximately $1.4 million at December 31, 2001.

         The company will require additional capital to continue operations. There is no assurance that capital will be available. This will restrict the growth of the company. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant impact on current shareholders.

-----------------------------------------------------------------------
                          ITEM 7. FINANCIAL STATEMENTS
-----------------------------------------------------------------------

         The financial statements of the Company and supplementary data are included immediately following the signature page to this report. See Item 13 for a list of the financial statements and financial statement schedules included.

-----------------------------------------------------------------------
              ITEM 8. CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS
                     ON ACCOUNTING AND FINANCIAL DISCLOSURE
-----------------------------------------------------------------------

         The Company has no changes in or disagreements with its accountants on any accounting and financial disclosure.

                                    PART III

-----------------------------------------------------------------------
           ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT
-----------------------------------------------------------------------

Director

Name, Age and Principal Employment for Past Five Years
-----------------------------------------------------------------------

         Daniel H. Scott, 46, is currently Chairman, President and Chief Executive Officer of the company. Prior to joining the company Mr. Scott was Senior Vice President and Chief Financial for MGM Grand Hotel Corp. of Las Vegas, Nevada, a casino operator, from September 1995 until August 1997. Prior to that Mr. Scott was Vice President and Treasurer during a twelve-year employment with Caesars Palace, a casino operator, in Las Vegas, Nevada.

         Robert L. Hunziker, 57, was appointed as a Director of the Company effective January 14, 1998. Mr. Hunziker has been employed in corporate relations and corporate finance with public companies since 1992. Previously, he was a limited partner (associate director)of Bear, Sterns & Company, Inc., and he was a principal of Oppenheimer & Company, Inc.

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

-----------------------------------------------------------------------
                         ITEM 10. EXECUTIVE COMPENSATION
-----------------------------------------------------------------------

         The following summary compensation table sets forth certain information regarding compensation paid in each of the Company's last two fiscal years to the Company's Chief Executive Officer and other executive officers whose salaries and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE

Name and Position                          Year        Salary

Daniel H. Scott, Chairman and Chief        2001       $225,000
   Executive officer(1)                    2000        225,000

(1) Mr. Scott elected to defer payment of $187,500 of the 2000 compensation and $225,000 of the 2001 compensation. These amounts were consolidated into a secured note payable to Mr. Scott in June of 2001. Mr. Scott receives an annual salary of $225,000. The actual amount of salary paid during 2001 was $0.

         No bonuses were paid in 2001 or 2000.

Director Compensation

         There are no arrangements pursuant to which Directors are compensated for any services provided as a Director.

Option Grants in Last Fiscal Year

     No options were granted during the years ended December 31, 2001 or 2000.

Aggregate Option Exercises in Last Year, and Year-End Option Values

     No options were exercised during 2001.


Employment Agreements

         On August 4, 1998 the company entered into an employment arrangement with Daniel H. Scott for Mr. Scott to serve as President and chief executive officer.

-----------------------------------------------------------------------
                ITEM 11. SECURITY OWNERSHIP OF CERTAIN BENEFICIAL
                              OWNERS AND MANAGEMENT
-----------------------------------------------------------------------

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

Name and address of Beneficial Owner   Number of Shares Owned   Percent
                                                                        of Class

Dr. Kenneth Landow                           2,100,000            9%
P O Box 46855
Las Vegas, NV 89114

Daniel H. Scott
P O Box 46855
Las Vegas, Nevada  89114                    11,909,750            55%

All officers and directors                  11,909,750            55%
As a group




-----------------------------------------------------------------------
             ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS
-----------------------------------------------------------------------

         During the fiscal year ended December 31, 1999, the Board of Directors held approximately 4 meetings. The Company does not have a standing audit committee, nominating committee or compensation committee.

-----------------------------------------------------------------------
                   ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K
-----------------------------------------------------------------------

(a)  The following documents are filed as part of this report.

1.   Financial Statements                                        Page

Report of Robison, Hill & Co.,
     Independent Certified Public Accountants                   F - 1

Consolidated Balance Sheets as of
     December 31, 2001 and 2000                                 F - 2

Consolidated Statements of Operations for the years ended
     December 31, 2001 and 2000                                 F - 3

Consolidated Statement of Stockholders' Deficit
     for the year ended December 31, 2001                       F - 4

Consolidated Statement of Stockholders' Deficit for the year ended
     December 31, 2000                                          F - 5

Consolidated Statements of Cash Flows for the years ended
     December 31, 2001 and 2000                                 F - 6

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

-----------------------------------------------------------------------
                                   SIGNATURES

-----------------------------------------------------------------------


         Pursuant to the requirements of section 13 or 15(d) of the Securities Exchange Act of 1934, as amended, the Registrant has duly caused this report to be signed on its behalf by the undersigned, hereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.


Dated: March 27, 2002                     By /s/ Daniel H. Scott
       ---------------                    ----------------------------
                                  President and Chief Executive Officer

         Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 27th day of March, 2002.

Signatures                                                     Title


/s/ Daniel H. Scott,                       Chairman and Director
                                           (Principal Executive and
                                            Accounting Officer)


/s/ Robert L. Hunziker                     Director

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS

Board of Directors
Advanced Gaming Technology, Inc.

         We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 2001 and 2000, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 2001 and 2000 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

         The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $411,670 for 2001 and has incurred substantial net losses in recent years. These factors, and the others discussed in note 10, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

                                            Respectfully submitted,

                                            /s/ Robison, Hill & Co.
                                            Certified Public Accountants
Salt Lake City, Utah
March 21, 2002

                        Advanced Gaming Technology, Inc.
                           CONSOLIDATED BALANCE SHEETS
                                  December 31,
                                     ASSETS

                                                     2001        2000
                                                 ----------   ---------
Current Assets
  Cash and short term investments(note 2(d)) ...   $ 45,709    $171,807
  Inventory (note 2 (b)) .......................      --         20,000
  Prepaid expenses .............................      1,000       1,000
                                                 ----------   ---------
Total current assets ...........................     46,709     192,807

Property and Equipment, net (note 2(c)) ........     66,862     125,753

Other Assets (note 3) ..........................      --         78,178
                                                 ----------   ---------
Total assets ................................... $  113,571  $  396,738
                                                 ==========  ==========


                  LIABILITIES AND STOCKHOLDERS' EQUITY
                                                    2001          2000
                                                ----------    ---------
Current Liabilities
 Accounts payable and accrued liabilities......     10,000      330,798
 Notes Payable (Note 4)                          1,367,424      900,276
                                                ----------    ---------
 Total current liabilities ....................  1,377,424    1,231,074



Commitments and Contingencies (note 9)

Stockholders' Equity (Deficit)
 Preferred stock - 10% cumulative $.10 par value;
 authorized 4,000,000 shares; issued - nil ....       --            --
 Common stock - $.005 par value; authorized
 150 million shares; issued and outstanding
 21,430,587 in 2001 and 25 million in 2000         107,153      125,000
 Additional paid-in capital ...................       --            --
 Accumulated deficit .......................... (1,371,006)   (959,336)
                                                 ----------   ---------
 Net stockholders' equity (deficit)............ (1,263,853)   (834,336)
                                                 ----------   ---------
Total liabilities and stockholders' equity  ...  $ 113,571   $ 396,738
                                                 ==========  ==========

   The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                        For the Years Ended December 31,



                                                     2001         2000
                                                  ----------  ---------

Revenue ......................................   $   87,184   $  20,000


Expenses

 Salaries and Wages  .........................      225,000     225,000
 Service and Support                                 33,031      51,883
 Depreciation and amortization                       82,638      77,935
 Administrative expenses                              5,980      75,713
                                                  ----------  ---------
                                                    346,649     430,531
                                                  ----------  ---------
 Operating income (loss)......................     (259,465)  (410,531)

Other (expense) income
 Interest......................                     (83,986)   (93,708)
 Equity in earnings of Affiliate                    (78,178)   (78,155)
 Interest and other income                            9,959     17,953
                                                  ----------  ---------
Net Loss .....................................    $(411,670) $(564,441)
                                                  ========== ==========

Net loss per common share (note 2(e)) ........    $  (0.02)   $  (0.02)
                                                  ========== ==========
Weighted average common shares
outstanding (note 2 (e)) .....................   21,430,587 25,000,000
                                                 ========== ===========


The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 2001




                               Common Stock        Paid-in  Accumulated
                             Shares      Amount    Capital    Deficit
                           ----------  ----------  --------- ----------
Balance January 1, 2001    25,000,000   $125,000   $   --    $(959,336)

Cancellation of reserve
For approved claims
(Note 11)                  (3,569,413)   (17,847)      --         --

Net Loss                        --          --         --     (411,670)
                          -----------  ---------  ---------- ----------

Balance December 31, 2001  21,430,587   $107,153   $   --  $(1,371,006)
                          ===========  =========  ========== ==========






    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                 CONSOLIDATED STATEMENT OF STOCKHOLDERS' DEFICIT
                      For the Year Ended December 31, 2000



                               Common Stock        Paid-in  Accumulated
                             Shares      Amount    Capital    Deficit
                           ----------  ----------  --------- ----------
Balance January 1, 2000    25,000,000   $125,000   $   --    $(394,895)

Net Loss                        --          --         --     (564,441)
                          -----------  ---------  ---------- ----------

Balance December 31, 2000  25,000,000   $125,000   $   --  $  (959,336)
                          ===========  =========  ========== ==========







    The accompanying notes are an integral part of these financial statements

                        Advanced Gaming Technology, Inc.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                        For the Years Ended December 31,

                                                     2001         2000
                                                  ----------  ---------
Cash flows from operating activities:

 Net loss ......................................  $(411,670) $(564,441)
Adjustments to reconcile net loss to net cash
 used in operating activities:
 Depreciation and amortization .................     82,638     77,935
 Loss from earnings of affiliate                     78,178     78,155
 Cancellation of reserve for common stock           (17,847)       --
Change in operating assets and liabilities:
 Inventory .....................................     20,000       --
 Accounts payable and accrued liabilities.......    153,121    190,288
                                                  ----------  ---------
Net cash (used in)operating activities              (95,580)  (218,063)
                                                  ----------  ---------
Cash flows from investing activities:

Purchases of property and equipment .............   (23,747)   (61,948)
Disposal of Land...............................         --   1,750,000
                                                  ---------- ---------
Net cash used in investing activities ..........    (23,747) 1,688,052
                                                  ---------- ---------

Cash flows from financing activities:

Principal payments/retirements of long-term debt     (6,771)(1,738,743)
                                                  ---------- ---------
Net cash provided by financing activities ......     (6,771)(1,738,743)
                                                  ---------- ---------

Net change in cash and cash equivalents ........   (126,098)  (268,754)
Cash and cash equivalents at beginning of year      171,807    440,561
                                                  ---------- ---------
Cash and cash equivalents at end of year .......  $  45,709  $ 171,807
                                                  ========== =========

Supplemental disclosure of cash flow information:

Cash paid during the year for interest .........   $ 35,451  $  93,708



The accompanying notes are an integral part of these financial statements.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000


NOTE 1 - HISTORY AND ORGANIZATION

         The Company was incorporated under the laws of the State of Wyoming in 1963under the name of MacTay Investment Co. In 1987, the name was changed to Auto N Corporation. The Company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices are located in Las Vegas, Nevada. The Company is principally engaged in the development and marketing of technology for the casino and hospitality industry.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000

                                   (Continued)

NOTE 2 - SUMMARY OF ACCOUNTING POLICIES (Continued)

(d)  Cash and Cash Equivalents

         For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(e)  Net Loss per Common Share

         The effect of outstanding common stock equivalents are anti-dilutive for 2001 and 2000 and are thus not considered. Notes payable are convertible into 1,775,000 shares of common stock. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                             2001                      2000
                  ------------------------  ---------------------------
                            Number                    Number
                              Of      Loss              of       Loss
                   Loss     Shares  Per Share Loss   Shares   Per Share

Basic EPS
Loss to Common
  Shareholders   $411,670  21,430,587 $(.02) $564,441 25,000,000 $(.02)
                  =======  ==========  ====   ======= ==========   ====

(f)  Revenue

         Revenue is generated on operating leases and is recognized on an accrual basis.

(g)  Persuasiveness of Estimates

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                           December 31, 2001 and 2000
                                   (Continued)



NOTE 3 - OTHER ASSETS
                                                    2001        2000
                                                ----------- -----------

Investment in Travel Switch, LLC                      --        78,178
                                                ----------- -----------
                                                 $    --   $    78,178
                                                =========== ===========


NOTE 4 - NOTES PAYABLE


Notes Payable consists of the following:           2001       2000
                                                ----------- -----------
Note payable,  interest at 9%, due in monthly Payments of $7,037 beginning March
 1, 2000. The note is due in July of 2006. The note is convertible into common stock at a rate of $.53 per share. This note is in default at December 31, 2001 and has been reclassified
 as current.                                     $ 940,939     900,276
Note payable, interest at prime plus 2% payable
On demand to an officer of the Company, secured
By all assets of the Company.                      426,485        --
                                                 ---------- -----------
Notes payable                                   $1,367,424  $  900,276
                                                 =========== ==========


NOTE 5 - STOCK OPTIONS AND WARRANTS

         All options and warrants outstanding were eliminated in 1999 in conjunction with the effective date of the plan of reorganization.


NOTE 6 - SEGMENTED INFORMATION

         The company derived all revenues in 2001 and 2000 from operations within the United States. The company has no assets outside of the United States.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                      December 31, 2001 and 2000(Continued)




NOTE 7 - SELECTED FINANCIAL DATA (Unaudited)

         The following tables set forth certain unaudited quarterly financial information:

                              2001 Quarters ended,
                       Mar. 31       Jun. 30       Sep. 30      Dec. 31
                     ---------     ---------     ---------    ---------
 Revenue              $  53,701    $  27,721     $   3,700    $  2,062

 Operating income(loss) (49,615)     (74,984)      (97,763)    (37,103)
 Other income (expense) (16,893)     (40,832)      (50,914)    (43,566)
                      ---------     ---------     ---------   ---------
Net Loss              $ (66,508)   $(115,816)    $(148,677)  $ (80,669)
                      =========     =========     =========   =========

                              2000 Quarters ended,
                       Mar. 31       Jun. 30       Sep. 30      Dec. 31
                      ---------     ---------     ---------   ---------
 Revenue              $  15,163     $    --      $    --     $   4,837

 Operating income(loss) (83,772)    (102,245)      (97,065)   (127,449)
 Other income (expense) (31,358)     (10,831)      (12,879)    (98,842)
                      ---------     ---------     ---------   ---------
 Net Loss             $(115,130)   $(113,076)   $  (109,944) $(226,291)
                      =========     =========     =========   =========


NOTE 8 - INCOME TAXES

         Deferred taxes result from temporary differences in the recognition of income and expenses for income tax reporting and financial statement reporting purposes. Deferred benefits of $8,500,000 and $8,500,000 for the years ended December 31, 2001 and 2000 respectively, are the result of net operating losses.

         The Company has recorded net deferred income taxes in the accompanying consolidated balance sheets as follows:

                                                   2001         2000
                                                -----------  -----------
Future deductible temporary differences related
To reserves, accruals, and net operating losses $8,500,000  $8,500,000
Valuation allowance                             (8,500,000) (8,500,000)
                                                ----------- -----------
Net deferred income tax                         $     --    $      --
                                                =========== ===========

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2001 and 2000 (Continued)


NOTE 8 - INCOME TAXES (continued)

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

                                                    2001         2000
                                               -----------  -----------
Benefit at the federal statutory rate of 34%      $139,968  $  191,910
Non-deductible expenses                               --          --
Utilization of net operating loss carryforward    (139,968)   (191,910)
Other                                                             --
                                                ----------- -----------
                                                $     --    $     --
                                                =========== ===========


NOTE 9 - CONTINGENCIES

         In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company was engaged in the following litigation:

         Planet Bingo vs. Advanced Gaming Technology - Plantiff alleged patent infringement on the part of the Company. The matter was resolved in March of 2002.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2001 and 2000 (Continued)


NOTE 10 - GOING CONCERN

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


NOTE 11 - REORGANIZATION UNDER CHAPTER 11

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

         The company issued 21,430,587 shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. A reserve of approximately 3,569,413 shares was being maintained for additional allowed claims. This reserve was cancelled in 2001 as no new claims have been presented since the confirmation of the plan.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
                     December 31, 2001 and 2000 (Continued)



NOTE 12 FRESH START ACCOUNTING


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