Form 10QSB
period 2002-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 2002-05-08
CIK 1030699

UNITED STATES

                       SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                   Form 10-QSB

(Mark One)
[X]
QUARTERLY REPORT UNDER SECTION 13 OR 15(d)OF THE SECURITIES EXCHANGE
ACT OF 1934

               For the quarterly period ended: March 31, 2002

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: March 31, 2002 21,430,587

Transitional Small Business Disclosure Format (check one). Yes [ ] No [X]

                                     PART I

ITEM 1.  FINANCIAL STATEMENTS

                         INDEPENDENT ACCOUNTANT'S REPORT


Advanced Gaming Technology, Inc.

     We have reviewed the accompanying balance sheets of Advanced Gaming Technology, Inc. as of March 31, 2002 and December 31, 2001, and the related statements of operations, and cash flows for the three month period ended March 31, 2002 and 2001. These financial statements are the responsibility of the Company's management.

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

                                                Respectfully submitted


                                                /S/ Robison, Hill & Co.
                                                Certified Public Accountants

Salt Lake City, Utah
May 1, 2002

                        Advanced Gaming Technology, Inc.
                      CONDENSED CONSOLIDATED BALANCE SHEETS
                                   (Unaudited)


                                                       March 31,    December 31,
                                                         2002           2001
                                                     -----------    -----------
ASSETS:
Current Assets
Cash and cash equivalents ........................   $    37,998    $    45,709
Prepaid expenses .................................          --            1,000
                                                     -----------    -----------
Total current assets .............................        37,998         46,709


 Property and Equipment, net .....................        51,862         66,862

                                                     -----------    -----------

Total assets .....................................   $    89,860    $   113,571
                                                     ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT:
Liabilities
Accounts payable and accrued liabilities .........   $     5,206    $    10,000
Notes Payable ....................................     1,451,914      1,367,424
                                                     -----------    -----------
Total liabilities ................................     1,457,120      1,377,424

Stockholders' Deficit:
Preferred Stock-10% cumulative, $.10 par value;
 authorized 4,000,000 shares; issued - nil .......          --             --
Common  Stock - $.005 par  value;  authorized
 150,000,000  shares,  issued  and outstanding
 21,430,587 at March 31, 2002 and
 December 31, 2001, respectively .................       107,153        107,153
Additional paid-in capital .......................          --             --
Accumulated deficit ..............................    (1,474,413)    (1,371,006)
                                                     -----------    -----------
Total stockholders' deficit ......................    (1,367,260)    (1,263,853)
                                                     -----------    -----------
Total liabilities and stockholders deficit .......   $    89,860    $   113,571
                                                     ===========    ===========

                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)

                                                      For the Three Months
                                                        Ended March 31,
                                                    2002               2001
                                                ------------       ------------
Revenue ..................................      $       --         $     53,701

Expenses
  Corporate Expense/Salaries .............            56,250             56,250
  Depreciation ...........................            15,000             15,000
  Other Operating Expenses ...............             3,935             32,066
                                                ------------       ------------
                                                      75,185            103,316

Loss from operations .....................           (75,185)           (49,615)

Other income (expense)
Interest, net ............................           (28,222)           (16,893)
                                                ------------       ------------

Net income (loss) ........................          (103,407)           (66,508)
                                                ============       ============

Net income(loss) per common share ........      $       (.00)      $       (.00)
                                                ============       ============
Weighted average common
 shares outstanding ......................        21,430,587         25,000,000














                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                   (unaudited)



                                                      For the Three Months Ended
                                                                  March 31,
                                                            2002         2001
                                                         ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES:
Net Income (Loss) ....................................   $(103,407)   $ (66,508)
Adjustments to Reconcile Net Loss to Net Cash
Provided by (Used in) Operating Activities:
Depreciation and amortization ........................      15,000       15,000
Change in operating assets and liabilities:
Accounts Receivable ..................................        --         (6,775)
Prepaid expenses .....................................       1,000         --
Accounts payable and accrued liabilities .............      (4,794)       6,846
Notes payable ........................................      84,490         --
                                                         ---------    ---------
Net cash used in operating activities ................      (7,711)     (51,437)

Cash Flows From Investing Activities:
Purchase of property and equipment ...................        --        (23,747)
                                                         ---------    ---------
Net Cash (Used in)Investing Activities ...............        --        (23,747)

Cash Flows From Financing Activities:
Proceeds from debt and notes .........................        --           --
Repayment of debt and notes ..........................        --         (3,374)
                                                         ---------    ---------
Net cash provided by financing activities ............        --         (3,374)

Net change in cash and cash equivalents ..............      (7,711)     (78,558)
Cash and cash equivalents at beginning of period .....      45,709      171,807
                                                         ---------    ---------
Cash and cash equivalents at end of period ...........   $  37,998    $  93,249
                                                         =========    =========
Supplemental Disclosure of Cash Flow Information:
Cash paid during the period for interest .............   $    --      $  17,737









                 See accompanying notes and accountants' report.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
              For the Three Months Ended March 31, 2002 and 2001
                                  (Unaudited)

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

The unaudited financial statements as of March 31, 2002 and for the three months then ended reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

(a) Principles of Consolidation. The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries. All significant intercompany accounts and transactions have been eliminated.

(b) Property and Equipment Property and equipment is stated at cost. Depreciation is provided in amounts sufficient to relate the cost of depreciable assets to operations over their estimated service lives, principally on a straight-line basis from 3 to 5 years.

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

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
                                   (Continued)



(c) Cash and Cash Equivalents. For purposes of the Statement of Cash Flows, the Company considers all highly liquid debt instruments purchased with a maturity of three months or less, as cash equivalents.

(d) Net Loss per Common Share. The reconciliations of the numerators and denominators of the basic EPS computations are as follows:

                           2002                              2001
              ------------------------------     ------------------------------
                          Number      Loss                   Number      Loss
                            Of         per                     of         per
                Loss      Shares      Share        Loss      Shares      Share
Basic EPS:
Loss to Common
Shareholders $(103,407) 21,430,587  $  (0.00)    $(66,508) 25,000,000  $  (0.00)
             =========  ==========  ========     ========  ==========  ========


(e) Persuasiveness of Estimates. The preparation of financial statements in conformity with generally accepted accounting principles requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from these estimates.

     Certain reclassifications have been made in the 2001 financial statements to conform with the 2002 presentation.

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2002 and 2001 (Unaudited)
                                   (Continued)



NOTE 3 - OTHER ASSETS
                                                 2002          2001
                                            -------------  -----------
Investment in TravelSwitch     ...........         --            --
                                            -------------  -----------
                                            $      --      $     --
                                            =============  ===========



NOTE 4 - NOTES PAYABLE

Notes Payable consist of the following:
                                                  2002         2001
                                              ----------   ----------

Note payable,  interest at 9%, due in monthly
Payments of $6,200 beginning March 1, 2000.
The note is due in July of 2006.  The note is
convertible  into common stock at a rate
of $.53 per share .........................  $  961,819    $  940,939

Note Payable, interest at Prime plus 2%
Payable to an officer of the company, secured
By all assets of the company ..............     490,095       426,485
                                              ----------   ----------
Net long-term debt ........................  $1,451,914   $ 1,367,424
                                              ==========   ==========

NOTE 5 - INCOME TAXES

As of December 31, 2001, the Company had a net operating loss ("NOL") carryforward for income tax reporting purposes of approximately $25,000,000 available to offset future taxable income. This net operating loss carry-forward expires at various dates between December 31, 2008 and 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within 15 years. Additionally, the Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these NOLs if certain ownership changes have taken place or will take place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the NOLs, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of March 31, 2001

                        Advanced Gaming Technology, Inc.
                 NOTES TO THE CONSOLIDATED FINANCIAL STATEMENTS
         For the Three Months Ended March 31, 2002 and 2001(Unaudited)
                                   (Continued)

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

Item 2. Management's Discussion and Analysis

General -

This discussion should be read in conjunction with Management's Discussion and Analysis of Financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2001. The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

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

Results of Operations -

2002 Compared to 2001

Operating loss for the three months ended March 31, 2002 was $103,407 compared to a loss of $66,508 for the same period in 2000. The decrease in operating income was the result of a decrease in revenue from placement of Max Lite and Max Plus units. There was no revenue in the current quarter from electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company is currently pursuing all possible options including the sale of company assets, merger or dissolution.

Expenses for the first three months of 2002 were $75,185 compared to $103,316 in the prior year. The improvement is due to a decrease in administrative expenses. In addition, $71,250 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Salaries and wages in the amount of $56,250 were accrued but not paid at the election of management in both years. Management is making efforts to minimize cash outlays.

Other income(expense) for the first three months of 2002 was $(28,222) compared to $(16,893) in 2001.

Liquidity and Capital Resources -

The Company has a cash balance of $37,998. The company will require additional capital to continue operations. There is no assurance that capital will be available. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant negative impact on current shareholders.

Management has again elected to defer payment of salaries and wages until the second Quarter of 2002.

The Company's debt was restructured pursuant to the reorganiztion plan during 1999. Long-term debt was reduced to two notes totaling $2.6 million. In March of 2000, the company further reduced long term debt by eliminating A $1.75 million note.


The company owns a 22% interest in TravelSwitch, LLC a Internet travel service provider. The Company does not expect to receive cash flow from TravelSwitch during 2000.

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

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

                 DATE: May 7, 2002     By: /s/ DANIEL H. SCOTT
                                          ------------------------------------
                                          Daniel H. Scott
                                          President, Chief Executive
                                          Officer and Director


                 DATE: May 7, 2002     By: /s/ DANIEL H. SCOTT
                                          ------------------------------------
                                          Daniel H. Scott
                                          Chief Financial Officer