Form 10QSB
period 2002-06-30
ADVANCED GAMING TECHNOLOGY INC
filed 2002-08-14
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2002

COMMISSION FILE NO.  0-21991

                        ADVANCED GAMING TECHNOLOGY, INC.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

          WYOMING                                  98-0152226
-------------------------------                --------------------
(STATE OR OTHER JURISDICTION OF                (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                  IDENTIFICATION NO.)

24165 1H 10WEST, SUITE 217125
SAN ANTONIO, TX                                      67257
---------------------------------------           ----------
(ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)          (ZIP CODE)

ISSUER'S TELEPHONE NUMBER (210) 697-8550

SECURITIES REGISTERED UNDER SECTION 12(B) OF THE EXCHANGE ACT:

                                            NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                    WHICH REGISTERED

            NONE                                     NONE
-----------------------------               -------------------------

                APPLICABLE ONLY TO ISSUERS INVOLVED IN BANKRUPTCY
                   PROCEEDING DURING THE PRECEDING FIVE YEARS

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] or [ ]

                      APPLICABLE ONLY TO CORPORATE ISSUERS

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: June 30, 2002 - 21,430,587

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets................................................F-2

Consolidated Statements of Operations......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)..................F-4

Consolidated Statements of Cash Flows......................................F-5

Notes to Consolidated Financial Statements.................................F-6




                        ADVANCED GAMING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                           Six Months Ended          Year Ended
                                                                             June 30, 2001       December 31, 2001
                                                                         ---------------------  --------------------
                                                                              (unaudited)

                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                  $              31,792  $             45,709
   Prepaid expenses                                                                          0                 1,000
                                                                         ---------------------  --------------------

          Total current assets                                                          31,792                46,709
                                                                         ---------------------  --------------------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment, net                                                    0                66,862
                                                                         ---------------------  --------------------

          Total property and equipment                                                       0                66,862
                                                                         ---------------------  --------------------

Total Assets                                                             $              31,792  $            113,571
                                                                         =====================  ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $               5,206  $             10,000
   Notes payable                                                                     1,022,990             1,367,424
                                                                         ---------------------  --------------------

          Total current liabilities                                                  1,028,196             1,377,424
                                                                         ---------------------  --------------------

Total Liabilities                                                                    1,028,196             1,377,424

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock-10% cumulative, $0.10 par value, 4,000,000
      authorized; 0 issued and outstanding                                                   0                     0
   Common stock, $0.005 par value, 150,000,000 authorized;
      21,430,587 issued and outstanding                                                107,153               107,153
   Additional paid-in capital                                                                0                     0
   Accumulated deficit                                                              (1,103,557)           (1,371,006)
                                                                         ---------------------  --------------------

          Total stockholders' equity (deficit)                                        (996,404)           (1,263,853)
                                                                         ---------------------  --------------------

Total Liabilities and Stockholders' Equity (Deficit)                     $              31,792  $            113,571
                                                                         =====================  ====================


     The accompanying notes are an integral part of the financial statements



                        ADVANCED GAMING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended                Six Months Ended
                                                                  June 30,                         June 30,
                                                       ------------------------------   -------------------------------
                                                            2002            2001             2002             2001
                                                       ---------------  -------------   --------------   --------------

REVENUES                                               $             0  $      27,721   $            0   $       81,422

OPERATING EXPENSES
   Salaries                                                     41,875         56,250           98,125          112,500
   Depreciation                                                 51,862         15,000           66,862           30,000
   Other operating expenses                                      6,206         31,445           10,141           63,521
                                                       ---------------  -------------   --------------   --------------

          Total operating expenses                              99,943        102,695          175,128          206,021
                                                       ---------------  -------------   --------------   --------------

Operating income (loss)                                        (99,943)       (74,974)        (175,128)        (124,599)
                                                       ---------------  -------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                                            (26,727)       (40,832)         (54,949)         (57,725)
   Gain on forgiveness of debt                                 497,526              0          497,526                0
                                                       ---------------  -------------   --------------   --------------

          Total other income (expense)                         470,799        (40,832)         442,577          (57,725)
                                                       ---------------  -------------   --------------   --------------

Net income (loss)                                      $       370,856  $    (115,806)  $      267,449   $     (182,324)
                                                       ===============  =============   ==============   ==============
Net income (loss) per common share, basic              $         0.017  $      (0.005)  $        0.013   $       (0.007)
                                                       ===============  =============   ==============   ==============
Weighted average number of common shares
outstanding                                                 21,430,587     25,000,000       21,430,587       25,000,000
                                                       ===============  =============   ==============   ==============


     The accompanying notes are an integral part of the financial statements




                        ADVANCED GAMING TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                                 TOTAL
                                                    NUMBER                    ADDITIONAL                     STOCKHOLDERS'
                                                      OF           COMMON       PAID-IN        RETAINED          EQUITY
                                                    SHARES         STOCK        CAPITAL        EARNINGS        (DEFICIT)
                                                 -------------  ------------  -----------   --------------  ----------------

BEGINNING BALANCE,
December 31, 1999                                   25,000,000  $    125,000  $         0   $     (394,895) $       (269,895)

Net loss                                                     0             0            0         (564,441)         (564,441)
                                                 -------------  ------------  -----------   --------------  ----------------

BALANCE, December 31, 2000                          25,000,000       125,000            0         (959,336)         (834,336)

Cancellation of reserved shares                     (3,569,413)      (17,847)           0                0           (17,847)
Net loss                                                     0             0            0         (411,670)         (411,670)
                                                 -------------  ------------  -----------   --------------  ----------------

BALANCE, December 31, 2001                          21,430,587       107,153            0       (1,371,006)       (1,263,853)

Net income                                                   0             0            0          267,449           267,449
                                                 -------------  ------------  -----------   --------------  ----------------

ENDING BALANCE, June 30, 2002
(unaudited)                                         21,430,587  $    107,153  $         0   $   (1,103,557) $       (996,404)
                                                 =============  ============  ===========   ==============  ================


     The accompanying notes are an integral part of the financial statements




                        ADVANCED GAMING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Six Months Ended June 30,
                                   (Unaudited)



                                                                                        2002                 2001
                                                                                 ------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $          267,449    $       (182,324)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             66,862              30,000
   Gain on forgiveness of debt                                                             (497,526)                  0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                     0              (3,700)
   (Increase) decrease in prepaid expenses                                                    1,000                   0
   (Increase) decrease in other assets                                                            0              33,000
   Increase (decrease) in accounts payable and accrued liabilities                           (4,794)           (242,019)
   Increase (decrease) in notes payable                                                     153,092             300,221
                                                                                 ------------------    ----------------

Net cash provided (used) by operating activities                                            (13,917)            (64,822)
                                                                                 ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                                             0             (23,747)
                                                                                 ------------------    ----------------

Net cash provided (used) by investing activities                                                  0             (23,747)
                                                                                 ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received from debt and notes                                                          0                   0
   Repayment of debt and notes                                                                    0                   0
                                                                                 ------------------    ----------------

Net cash provided (used) by financing activities:                                                 0                   0
                                                                                 ------------------    ----------------

Net increase (decrease) in cash and equivalents                                             (13,917)            (88,569)

CASH and equivalents, beginning of period                                                    45,709             171,807
                                                                                 ------------------    ----------------

CASH and equivalents, end of period                                              $           31,792    $         83,238
                                                                                 ==================    ================

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                      $                0    $         34,562
                                                                                 ==================    ================


     The accompanying notes are an integral part of the financial statements

                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(Information with regard to the six months ended June 30, 2002 and 2001 is unaudited)


(1) SUMMARY OF SIGNIFICANT ACCOUNT POLICIES
      THE COMPANY The Company was incorporated under the laws of the State of Wyoming in 1963 under the name of MacTay Investment Co. The Company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices are located in San Antonio, Texas where it is principally engaged in the development and marketing of technology for the casino and hospitality industry.

         The financial statements have been prepared in conformity with accounting principles generally accepted in the United States. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the dates of the balance sheets and statements of operations for the years then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to service providers, depreciation, litigation contingencies, among others.
         Certain reclassifications have been made in the 2001 financial statements to conform with the 2002 presentation.

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

         A) CASH EQUIVALENTS The Company considers all highly liquid debt instruments equivalents. At times during any year, there may be a concentration of cash at any one bank or financial institution in excess of insurance limits.

         B) FIXED ASSETS Property and equipment is stated at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally three to five years. Expenditures for maintenance and repairs are charged to operations as incurred. Major overhauls and improvements are capitalized and depreciated over their useful lives. Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization if removed from the accounts, and any gain or loss is included in the determination of income or loss.

         C) NET INCOME (LOSS) PER COMMON SHARE, BASIC Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented, as no potentially dilutive securities are outstanding.

         D) INTERIM FINANCIAL INFORMATION The financial statements for the six months ended June 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the six months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $25,000,000, expiring at various dates from December 31, 2008 and December 31, 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these net operating loss carryforwards if certain ownership changes have been or will be taking place .In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset of $12,000,000 as of June 30, 2001.




                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(3) STOCKHOLDERS' EQUITY The company has authorized 150,000,000 shares of $0.005 par value common stock and 4,000,000 shares of $0.10 par value preferred stock, with 21,430,587 and 0 shares issued and outstanding, respectively. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

(4) CHANGE IN CONTROL  On  June 12, 2002, PowerHouse  Management, Inc., of   San
         Antonio,   Texas,  purchased   approximately  56%  of  the  issued  and
         outstanding  shares of common stock of the  Company.  At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

(5) NOTES PAYABLE Notes payable consist of the following:


                                                          2002                2001
                                                     ---------------    ----------------

      Note payable,  interest at 9%, due in monthly
      payments of $6,200 beginning March 1, 2000.
      The note is due in July of 2006.  The note is
      convertible into common stock at a rate of
      $0.53 per share.                               $       982,990    $        940,939

      Note payable, interest at prime plus 2%,
      payable to an officer of the company and
      secured by all assets of the company.                   40,000             426,485
                                                     ---------------    ----------------
      Net long-term debt                             $     1,022,990    $      1,367,424
                                                     ===============    ================

         As part and parcel to the change in control, (see Note 4), the officer owed the note payable agreed to forgive all but $40,000 of his note. His note had included accrued salary and accrued interest. These amounts were accrued up to the date of the change of control, June 12, 2002. As a result, the Company recognized a gain on the forgiveness of debt of $497,526.

(6) COMMITMENTS AND CONTINGENCIES The Company filed for reorganization under Chapter 11 of the US Bankruptcy Code in Las Vegas, Nevada on August 26, 1998. Under Chapter 11, certain claims against the Debtor in existence prior to the filing of the petitions for relief under the Federal Bankruptcy Laws are stayed while the Debtor continues business operations as Debtor-in-possession. These claims were reflected in the March 31, 1999 balance sheet as "liabilities subject to compromise". The bankruptcy plan was approved June 29, 1999 and became effective on August 19, 1999. On February 15, 2000, the Bankruptcy Court in the District of Las Vegas approved the final decree of the Company closing the Chapter 11 bankruptcy case of the Company.

         Pursuant to the plan, obligations to secured creditors were renegotiated. All remaining liabilities of the Company were fully satisfied through issuance of new common stock. Unsecured creditors received 1.88 shares of new common stock for each $1.00 of allowed claim. The Company issued 25,000,000 shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. 21,430,587 shares were issued to creditors, existing shareholders and new investors under this plan.

(7) REORGANIZATION ACCOUNTING The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


(8) GOING CONCERN The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates continued of the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requires and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

(9) FIXED ASSETS Subsequent to the change in control, the Company elected to write off the undepreciated value of its fixed assets. As a result, the Company recorded $36,862 in depreciation in excess of the previous $15,000 per quarter. In addition, the Company intends to dispose of these fixed assets, which it believes have no value.

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

Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward- looking statements should be considered accordingly.

In August of 1998, the Company filed for reorganization under Chapter 11 of the US Bankruptcy Code in the District of Las Vegas. The Company operated as a debtor-in-possession until June 29, 1999 when its plan was confirmed by the court. The plan became effective on August 19, 1999.

Under the terms of the court-approved plan, the existing common stock interests in Advanced Gaming Technology, Inc. were cancelled. The Company, as reorganized, issued new common stock. The plan provided, generally, that unsecured creditors of the Company holding allowed claims receive 1.88 shares of new common stock for each $1 of allowed claim. Holders of common stock of the company received 7% of the new common stock under the terms of the plan.

The Company has adopted fresh-start accounting on the effective date of the plan, in accordance with AICPA Statement of Position 90-7 "Financial Reporting by Entities in Reorganization Under the Bankruptcy Code" (SOP 90-7). The fresh start reporting was first reflected in the September 30, 1999 Consolidated Balance Sheet.

Liabilities subject to compromise immediately prior to the effective date were discharged on the effective date. Depending on the nature of the claim, each obligation was paid, exchanged for stock, discharged, or carried forward as a new liability under the terms of the plan.

Results of Operations -

Six Months 2002 Compared to 2001

Operating loss for the six months ended June 30, 2002 was $175,128 compared to a loss of $124,599 for the same period in 2001. The decrease in operating income was the result of a decrease in revenue from placement of Max Lite and Max Plus units. There was no revenue in the current quarter from electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company is currently pursuing all possible options including the sale of company assets, merger or dissolution.

Expenses for the first six months of 2002 were $175,128 compared to $124,599 in the prior year. The increase is due to the Company writing off the remaining book value of its fixed assets. In addition, $164,987 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Salaries and wages in the amount of $98,125 were accrued but not paid at the election of management in both years. Management is making efforts to minimize cash outlays.

Other income (expense) for the first six months of 2002 was $442,577 compared to $(57,725) in 2001.

Second Quarter 2002 Compared to 2001

Operating loss for the three months ended June 30, 2002 was $99,943 compared to a loss of $74,974 for the same period in 2001. The decrease in operating income was the result of a decrease in revenue from placement of Max Lite and Max Plus units. There was no revenue in the current quarter from electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company is currently pursuing all possible options including the sale of company assets, merger or dissolution.

Expenses for the second quarter of 2002 were $99,943 compared to $102,695 in the prior year. The decrease is due to the change in control, which ended the salary accrual and writing off the remaining book value of its fixed assets. In addition, $93,737 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Management is making efforts to minimize cash outlays.

Liquidity and Capital Resources -

The Company has a cash balance of $31,792. The Company will require additional capital to continue operations. There is no assurance that capital will be available.

The Company's debt was restructured, pursuant to the reorganization plan during 1999. Long-term debt was reduced to two notes totaling $2.6 million. In March of 2000, the Company further reduced long-term debt by eliminating a $1.75 million note.

The Company disposed of its 22% interest in TravelSwitch, LLC, an Internet travel service provider, during the second quarter of 2002. The Company did not record any gain or loss on this transaction, as it had previously reduced its net book value of this asset to zero, and it received no compensation to dispose of this asset.

Change in Control

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

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

Form 8-K filed on June 13, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

DATE:  August 14, 2002        By: /s/ GARY L. CAIN
                              --------------------------------------------------
                              Gary L. Cain
                              Chief Executive Officer and Director


DATE:  August 14, 2002        By: /s/ STEPHEN H. DURLAND
                              --------------------------------------------------
                              Stephen H. Durland, Acting Chief Financial Officer