Form 10QSB
period 2002-09-30
ADVANCED GAMING TECHNOLOGY INC
filed 2002-11-14
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED SEPTEMBER 30, 2002

COMMISSION FILE NO.  0-21991

                        ADVANCED GAMING TECHNOLOGY, INC.
                  --------------------------------------------
                 (NAME OF SMALL BUSINESS ISSUER IN ITS CHARTER)

             WYOMING                                       98-0152226
-------------------------------                      ---------------------
(STATE OR OTHER JURISDICTION OF                      (I.R.S. EMPLOYER
INCORPORATION OR ORGANIZATION)                         IDENTIFICATION NO.)

24165 1H 10WEST, SUITE 217125
SAN ANTONIO, TX                                            67257
----------------------------------------                ----------
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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: November 11, 2002 - 21,430,587

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets.................................................F-2

Consolidated Statements of Operations.......................................F-3

Consolidated Statements of Stockholders' Equity (Deficit)...................F-4

Consolidated Statements of Cash Flows.......................................F-5

Notes to Consolidated Financial Statements..................................F-6



                        ADVANCED GAMING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS




                                                                           Nine Months Ended         Year Ended
                                                                          September 30, 2002     December 31, 2001
                                                                         ---------------------  --------------------
                                                                              (unaudited)

                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                                  $              15,524  $             45,709
   Investment in marketable equity securities                                           11,832                     0
   Prepaid expenses                                                                          0                 1,000
                                                                         ---------------------  --------------------

          Total current assets                                                          27,356                46,709
                                                                         ---------------------  --------------------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment, net                                                1,294                66,862
                                                                         ---------------------  --------------------

          Total property and equipment                                                   1,294                66,862
                                                                         ---------------------  --------------------

Total Assets                                                             $              28,650  $            113,571
                                                                         =====================  ====================

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                              $               8,033  $             10,000
   Notes payable                                                                     1,026,661             1,367,424
                                                                         ---------------------  --------------------
          Total current liabilities                                                  1,034,694             1,377,424
                                                                         ---------------------  --------------------
Total Liabilities                                                                    1,034,694             1,377,424

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock-10% cumulative, $0.10 par value, 4,000,000
      authorized; 0 issued and outstanding                                                   0                     0
   Common stock, $0.005 par value, 150,000,000 authorized;
      21,430,587 issued and outstanding                                                107,153               107,153
   Additional paid-in capital                                                                0                     0
   Accumulated deficit                                                              (1,113,197)           (1,371,006)
                                                                         ---------------------  --------------------
          Total stockholders' equity (deficit)                                      (1,006,044)           (1,263,853)
                                                                         ---------------------  --------------------

Total Liabilities and Stockholders' Equity (Deficit)                     $              28,650  $            113,571
                                                                         =====================  ====================


     The accompanying notes are an integral part of the financial statements



                        ADVANCED GAMING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF OPERATIONS
                                   (Unaudited)



                                                             Three Months Ended                Nine Months Ended
                                                               September 30,                     September 30,
                                                       ------------------------------   -------------------------------
                                                            2002            2001             2002             2001
                                                       ---------------  -------------   --------------   --------------

REVENUES                                               $             0  $3,700          $0               $85,121

OPERATING EXPENSES
   Salaries                                                          0         56,250           98,125          168,750
   Depreciation                                                      0         15,000           66,862           45,000
   Other operating expenses                                      5,968         30,213           16,110           93,732
                                                       ---------------  -------------   --------------   --------------

          Total operating expenses                               5,968        101,463          181,097          307,482
                                                       ---------------  -------------   --------------   --------------

Operating income (loss)                                         (5,968)       (97,763)        (181,097)        (222,361)
                                                       ---------------  -------------   --------------   --------------

OTHER INCOME (EXPENSE)
   Interest expense                                            (21,171)       (50,914)         (76,120)        (103,124)
   Loss on disposal of fixed assets                                  0              0                0           (5,516)
   Gain from lawsuit settlement                                 17,500              0           17,500                0
   Gain on forgiveness of debt                                                      0          497,526                0
                                                       ---------------  -------------   --------------   --------------

          Total other income (expense)                          (3,671)       (50,914)         438,906         (108,640)
                                                       ---------------  -------------   --------------   --------------

Net income (loss)                                      $        (9,639) $    (148,677)  $      257,809   $     (331,001)
                                                       ===============  =============   ==============   ==============
Net income (loss) per common share, basic              $         (0.00) $       (0.01)  $        (0.01)  $        (0.01)
                                                       ===============  =============   ==============   ==============
Weighted average number of common shares
outstanding                                                 21,430,587     25,000,000       21,430,587       25,000,000
                                                       ===============  =============   ==============   ==============


     The accompanying notes are an integral part of the financial statements




                        ADVANCED GAMING TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)




                                                                                                                 TOTAL
                                                    NUMBER                    ADDITIONAL                     STOCKHOLDERS'
                                                      OF           COMMON       PAID-IN        RETAINED          EQUITY
                                                    SHARES         STOCK        CAPITAL        EARNINGS        (DEFICIT)
                                                 -------------  ------------  -----------   --------------  ----------------

BEGINNING BALANCE,
December 31, 1999                                   25,000,000  $    125,000  $         0   $     (394,895) $       (269,895)
Net loss                                                     0             0            0         (564,441)         (564,441)
                                                 -------------  ------------  -----------   --------------  ----------------
BALANCE, December 31, 2000                          25,000,000       125,000            0         (959,336)         (834,336)

Cancellation of reserved shares                     (3,569,413)      (17,847)           0                0           (17,847)
Net loss                                                     0             0            0         (411,670)         (411,670)
                                                 -------------  ------------  -----------   --------------  ----------------
BALANCE, December 31, 2001                          21,430,587       107,153            0       (1,371,006)       (1,263,853)

Net income                                                   0             0            0          257,809           257,809
                                                 -------------  ------------  -----------   --------------  ----------------
ENDING BALANCE, September 30, 2002
(unaudited)                                         21,430,587  $    107,153  $         0   $   (1,113,197) $     (1,006,044)
                                                 =============  ============  ===========   ==============  ================


     The accompanying notes are an integral part of the financial statements



                                         ADVANCED GAMING TECHNOLOGY, INC.
                                       CONSOLIDATED STATEMENTS OF CASH FLOWS
                                          Nine Months Ended September 30,
                                                    (Unaudited)



                                                                                        2002                 2001
                                                                                 ------------------    ----------------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                                $          257,809    $(331,001)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                                             66,862              45,000
   Loss on disposal of fixed assets                                                               0              (5,516)
   Gain on forgiveness of debt                                                             (497,526)                  0
Changes in operating assets and liabilities:
   (Increase) decrease in accounts receivable                                                     0                   0
   (Increase) decrease in prepaid expenses                                                        0                   0
   (Increase) decrease in other assets                                                            0              66,000
   Increase (decrease) in accounts payable and accrued liabilities                           97,176             113,431
   Increase (decrease) in accrued interest                                                   76,120                   0
                                                                                 ------------------    ----------------

Net cash provided (used) by operating activities                                                441            (112,086)
                                                                                 ------------------    ----------------

CASH FLOWS FROM INVESTING ACTIVITIES:
   (Increase) decrease in investment in marketable equity securities                        (11,832)                  0
   Purchase of property and equipment                                                        (1,294)                  0
                                                                                 ------------------    ----------------

Net cash provided (used) by investing activities                                            (13,126)                  0
                                                                                 ------------------    ----------------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received from debt and notes                                                          0
   Repayment of debt and notes                                                              (17,500)                  0
                                                                                 ------------------    ----------------

Net cash provided (used) by financing activities:                                           (17,500)                  0
                                                                                 ------------------    ----------------

Net increase (decrease) in cash and equivalents                                             (30,185)           (112,086)

CASH and equivalents, beginning of period                                                    45,709             171,807
                                                                                 ------------------    ----------------

CASH and equivalents, end of period                                              $           15,524    $         59,721
                                                                                 ==================    ================
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                                      $                0    $              0
                                                                                 ==================    ================
NON-CASH FINANCING ACTIVITIES:
   Accounts payable converted to notes payable                                   $                0    $        300,000
                                                                                 ==================    ================


     The accompanying notes are an integral part of the financial statements

                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
(Information with regard to the nine months ended September 30, 2002 and 2001 is unaudited)


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

         D) INVESTMENT IN MARKETABLE EQUITY SECURITIES Marketable equity securities are marked to market at period end in accordance with SFAS
         115. The Company considers its investments in marketable equity securities as available-for-sale.

         E) INTERIM FINANCIAL INFORMATION The financial statements for the nine months ended September 30, 2002 and 2001 are unaudited and include all adjustments which in the opinion of management are necessary for fair presentation, and such adjustments are of a normal and recurring nature. The results for the nine months are not indicative of a full year results.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $1,113,000, expiring at various dates from December 31, 2008 and December 31, 2015. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these net operating loss carryforwards if certain ownership changes have been or will be taking place .In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than



                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

(2) INCOME TAXES, (CONTINUED) not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset of $223,000 as of September 30, 2002.

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

(5) NOTES PAYABLE Notes payable consist of the following:

                                                                   2002                2001
                                                              ---------------    ----------------

          Note  payable,  interest  at 9%,  due in  monthly
          payments  of $6,200 beginning  March 1, 2000. The
          note is due in July of 2006. The note is
          convertible into common stock at a rate of
          $0.53 per share.                                    $     1,004,161    $        940,939

          Note payable, no interest, to a former officer of
          the Company and secured by the proceeds of a
          lawsuit settlement receivable.                               22,500                   0

          Note payable, interest at prime plus 2%,
          payable to an officer of the company and
          secured by all assets of the company.                             0             426,485
                                                              ---------------    ----------------

          Net long-term debt                                   $    1,026,661    $      1,367,424
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

         Pursuant to the plan, obligations to secured creditors were renegotiated. All remaining liabilities of the Company were fully satisfied through issuance of new common stock. Unsecured creditors received 1.88 shares of new common stock for each $1.00 of allowed claim. The Company issued 25,000,000 shares of new common stock in conjunction with the plan. The existing common stock was cancelled. Existing shareholders of the company on the effective date received 1 share of new common stock for each 66 shares of common stock currently owned. Approximately 21,000,000 shares were issued to creditors, existing shareholders and new investors. A reserve of approximately 4,000,000 shares if maintained for additional allowed claims.

                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Results of Operations -

Nine Months 2002 Compared to 2001

Operating loss for the nine months ended September 30, 2002 was $181,000 compared to $222,400 for the same period in 2001. The decrease in operating income was the result of a decrease in revenue from placement of Max Lite and Max Plus units. There was no revenue in the current year from electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future. The Company is currently pursuing all possible options including the sale of company assets, merger or dissolution.

Expenses for the first nine months of 2002 were $181,000 compared to $307,500 in the prior year. The decrease is due to the Company writing off the remaining book value of its fixed assets and reduction of salary and other operating expenses. In addition, $165,000 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Salaries and wages in the amount of $98,125 were accrued but not paid at the election of management in both years. Management is making efforts to minimize cash outlays.

Other income (expense) for the first nine months of 2002 was $439,000 compared to $(108,600) in 2001.

Third Quarter 2002 Compared to 2001

Operating loss for the three months ended September 30, 2002 was $6,000 compared to $97,800 for the same period in 2001. The decrease in operating income was the result of a decrease in revenue from placement of Max Lite and Max Plus units. There was no revenue in the current quarter from electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company is currently pursuing all possible options including the sale of company assets, merger or dissolution.

Expenses for the third quarter of 2002 were $6,000 compared to $101,500 in the prior year. The decrease is due to the change in control, which ended the salary accrual and writing off the remaining book value of its fixed assets. Management is making efforts to minimize cash outlays.

Liquidity and Capital Resources -

The Company has a cash balance of $15,500 and short term loans receivable of $11,800. The Company will require additional capital to continue operations. There is no assurance that capital will be available.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q, and

                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses

PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

None.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.1   Sarbanes-Oxley certification
Exhibit 99.2   Sarbanes-Oxley certification
Form 8-K filed on June 13, 2002.

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

         DATE: 12 November 2002         By: /s/ GARY L. CAIN
                                            ------------------------------------
                                            Gary L. Cain
                                            Chief Executive Officer and Director

                                 CERTIFICATIONS

         I, Gary Cain, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Advanced Gaming Technology, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report; and

         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/  Gary Cain
----------------------------------------------------
     Gary Cain
     Chief Executive Officer (or equivalent thereof)

         I, Gary Cain, certify that:

         1. I have reviewed this quarterly report on Form 10-QSB of Advanced Gaming Technology, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

and
         3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report.

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14) for the registrant and have:

         A) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

         B) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "evaluation date"); and

         C) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the evaluation date;

         5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

         A) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

         B) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls.

         6. The registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: November 12, 2002

/s/ Gary Cain
---------------------------------------------------
    Gary Cain
    Chief Financial Officer (or equivalent thereof)