Form 10KSB
period 2002-12-31
ADVANCED GAMING TECHNOLOGY INC
filed 2003-04-15
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION

                             WASHINGTON, D.C. 20549

                                   FORM 10-KSB

                                   (Mark One)
        [X] ANNUAL REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

                  For The Fiscal Year Ended: December 31, 2002

                                       or

        [ ] TRANSITION REPORT UNDER SECTION 13 OR 15(D) OF THE SECURITIES
                              EXCHANGE ACT OF 1934

         For the transition period from _____________ to _______________

                         Commission file number 0-21991

                        ADVANCED GAMING TECHNOLOGY, INC.
                 (Name of small business issuer in its charter)



         Wyoming                                            98-0152226
State or other jurisdiction of                         (I.R.S. Employer
incorporation or organization                           Identification No.)


              24165 IH 10 West, Suite 217125 San Antonio, TX      67257
              (Address of principal executive offices)          (Zip code)

                    Issuer's telephone number:  (210) 697 8550

           Securities registered under Section 12(b) of the Act:  NONE

              Securities registered under Section12(g) of the Act:

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


Total pages: 23  Exhibit Index Page: 12

Check if there is no disclosure of delinquent filers pursuant to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this form 10-KSB. [X]

State issuer's revenues for its most recent fiscal year: $ 0

As of March 31, 2003, there were 21,430,587 shares of the Registrant's common stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $ 79,207 computed at the average bid and asked price as of April 10, 2003.

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

                                TABLE OF CONTENTS

Item Number and Caption                                             Page


PART I

Item 1 Description of Business....................................... 4

Item 2 Description of Property....................................... 5

Item 3 Legal Proceedings............................................. 5

Item 4 Submission of Matters to a Vote of Security Holders........... 5

PART II

Item 5 Market for Common Equity and Related Stockholder Matters...... 6

Item 6 Management's Discussion and Analysis or Plan of Operations ... 6

Item 7 Financial Statements.......................................... 7

Item 8 Changes in and Disagreements with Accountants on Accounting and
       Financial Disclosure.......................................... 7

PART III

Item 9 Directors,  Executive Officers, Promoters and Control Persons;
       Compliance with Section 16(a) of the Exchange Act............. 8

Item 10 Executive Compensation....................................... 9

Item 11 Security Ownership of Certain Beneficial Owners and
         Management.................................................. 10

Item 12 Certain Relationships and Related Transactions............... 10

Item 13 Exhibits and Reports on form 8-K............................. 10

Item 14 Controls and Procedures...................................... 11

                                     PART I

--------------------------------------------------------------------------------
                         ITEM I DESCRIPTION OF BUSINESS
--------------------------------------------------------------------------------

GENERAL

         Advanced Gaming Technology, Inc., a Wyoming corporation (the "Company"), was a provider of technology to the casino and hospitality industry. The company's principal product was an electronic bingo system. The Company's common stock is traded on the National Association of Securities Dealers, Inc. (the "NASD") OTC Bulletin Board Under the symbol "ADVI."

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

         The company also owned twenty two percent of TravelSwitch, LLC, a Nevada Limited Liability Company. The Company disposed of this interest during 2002, with no resulting gain or loss recorded.

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

The principal office of the Company is located in San Antonio, Texas.

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

         OPERATING LOSSES. The Company recorded a net income of $250,648 for the fiscal year ended December 31, 2002, primarily due to gains on the forgiveness of debt in the amount of $520,026. The Company incurred net losses of $411,670,$564,441,$394,895,$3,628,887, and $9,575,512 for the fiscal years ended
December 31, 2001, 2000, 1999, 1998 and 1997, respectively. Substantial cost reductions were made in conjunction with the plan of reorganization. However, the company has generated minimal revenue from product distribution. The Company's operations are subject to numerous risks associated operating any business, including unforeseen expenses, delays and complications. There can be no assurance that the Company will achieve or sustain profitable operations or that it will be able to remain in business.

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

PRODUCTS

The Company currently has no products, nor any current operations which can be reasonably be expected to generate revenues, much less net income. It is currently evaluating various options available to it.

EMPLOYEES

         As of March 1, 2002, the Company had 1 non-compensated employee. This employee was not represented by a labor union.


--------------------------------------------------------------------------------
                         ITEM 2. DESCRIPTION OF PROPERTY
--------------------------------------------------------------------------------

     The Company's principal executive offices are located in San Antonio, Texas.


--------------------------------------------------------------------------------
                            ITEM 3. LEGAL PROCEEDINGS
--------------------------------------------------------------------------------

         In addition to ordinary routine litigation incidental to its business operations, which the Company does not believe, in the aggregate, will have a material adverse effect on the Company, or its operations, the Company is engaged in the following lawsuits:


--------------------------------------------------------------------------------
           ITEM 4. SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS
--------------------------------------------------------------------------------

There were no matters submitted to a vote of security holders during the years ended December 31, 2002 and 2001.

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



Year                    Period               Low             High
2001

                     First Quarter           .01              .40
                     Second Quarter          .05              .25
                     Third Quarter           .01              .10
                     Fourth Quarter          .01              .02
2002

                     First Quarter           .01              .03
                     Second Quarter          .01              .01
                     Third Quarter           .01              .01
                     Fourth Quarter          .01              .03

DIVIDENDS. The Company has never declared or paid dividends. The Company does not anticipate paying dividends on its Common Stock in the foreseeable future.

The number of shareholders of record of the Company's Common Stock as of December 31, 2002 was 608.

RECENT SALES OF UNREGISTERED SECURITIES. There were no sales of unregistered securities during the past year.

ITEM 6. MANAGEMENT'S DISCUSSION AND
ANALYSIS OR PLAN OF OPERATIONS

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

The company experienced income of $250,600 for the year ended December 31, 2002 compared to a loss of $411,700 in 2001. Operating expenses decreased to $189,600 in 2002 from $346,600 in 2001. Salaries and wages of $98,125 and $225,000 were accrued during 2002 and 2001, respectively, and included in the operating expenses. However, no salaries were paid during 2002 and 2001 as Management elected to defer payment.

Interest expense was $97,300 in 2002 and $84,000 in 2001 due to an increase in long term debt. The 2002 results include a loss on the earnings of an affiliate of $0 compared to a loss of $78,200 in 2001.

The Company recorded gains on forgiveness of debt of $520,000 and from a lawsuit settlement of $17,500 in 2002 compared to $0 and $0 in 2001.

Management and control of the Company changed during 2002. The Company currently has no operations which could possibly generate revenue, nor earnings at present. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant impact on current shareholders.

In January of 2000 the company invested in TravelSwitch, LLC, an Internet travel service provider. Due to substantial operating losses the Company's book value in this investment is zero at December 31, 2001. The Company disposed of this investment in 2002 with no resultant gain or loss.

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

The liabilities of the company were reduced but not eliminated by the terms of the plan of reorganization. The company emerged with over $2.6 million in notes payable. The current balance of notes payable is approximately $1.0 million at December 31, 2002.

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

                                    PART III

ITEM 9. DIRECTORS AND EXECUTIVE OFFICERS OF THE REGISTRANT

DIRECTORS AND OFFICERS NAME, AGE AND PRINCIPAL EMPLOYMENT FOR PAST FIVE YEARS

Gary Cain, (46) , is currently Chairman and Chief Executive Officer of the company.

MR. CAIN currently serves as CEO and Director the PowerHouse as well as several publicly traded companies. He is an executive officer with over 25 years of management, leadership and business experience, including business startups, reorganizations, mergers and acquisitions. Since 1976, Mr. Cain has been involved in the design, development and management of over one hundred thousand acres of residential and commercial property, over one million square feet of commercial developments, including office buildings, shopping centers, apartments, condominiums, hotels and motels. His responsibilities have included executive responsibility of public companies, business and marketing plan development, strategic planning, finance, budgeting, sales development and selection and placement of key management personnel. He has assisted companies from start up to expansion, including mergers and acquisitions, capital structure and finance.

BRUCE M. ARINAGA (41) is currently the President, Secretary and Treasurer of the Company.

MR. ARINAGA currently serves as President of Powerhouse. Prior to Powerhouse, Mr. Arinaga was Managing Director of Zero-G Capital Fund LLC, a private equity firm where he remains a minority shareholder and where he was involved in a number of early stage technology and healthcare companies. From 1997-2000, Mr. Arinaga was President of CrossWater Capital LLC and CrossWater Properties Corporation, which were involved in investments and corporate finance transactions in excess of $300 million in technology, healthcare and service companies, as well as real estate. From 1993-1996, he was President and Chief Operating Officer of an international private investment company based in Vancouver, B.C., where he expanded the company's activities in Vancouver, Toronto, the United States and Asia. He was responsible for overseeing over 30 employees and involved in corporate private and public equity and real estate investments and developments with a value exceeding over $800 million. He was the second largest shareholder of the company. Prior to that, Mr. Arinaga had founded Pacific Alliance Group Ltd., which was involved in over $500 million of real estate and corporate investments and where he was involved in the IPO of two companies. Prior to Pacific Alliance Group, Mr. Arinaga was Vice President at Venture Capital Hawaii Ltd. where he was responsible for industrial corporate acquisitions and venture capital investments for Japanese investors. Prior to that, Mr. Arinaga held senior positions at Prudential Insurance Company of America and NHP, Inc., where he was involved in investments and acquisitions exceeding over $1.5 billion. Mr. Arinaga was also a certified public accountant with Arthur Young & Company in their Woodland Hills, CA office. Mr. Arinaga holds a Bachelor of Science in Business from the University of Southern California and a Masters in Business Administration and Finance from New York University.

WILLIAM H. BURTON (44) is currently the Vice President of the Company.

Mr. Burton currently serves as Vice President of PowerHouse and heads the company's division of technology services. Mr. Burton is a technology specialist with over 20 years of experience. From 1997 to 2002, he was an Operations Manager and Project Manager for Bank of America's Global, Corporate and Investment Bank, and has experience in managing people, and supporting trading and clearing systems. He was also responsible for the consolidation and relocation of BankAmerica GCIB and NationsBank Capital Markets clearance systems from San Francisco, California to Charlotte, North Carolina. From 1995 to 1997, Mr. Burton was responsible for relocating the NationsBank Capital Markets Back Office technology infrastructure from Atlanta to Charlotte. From 1993 to 1995, Mr. Burton was part of a technical team that designed, prototyped, and implemented a complex workstation solution that met the Commercial Bank's business requirements of both Banking Centers and the NationsBank WAN. From 1992 to 1993, Mr. Burton was an Information Analyst with Duke Power. From 1982 to 1992, Mr. Burton held various Marketing, Programming, and Systems Analysis positions for International Business Machines. Mr. Burton received his Bachelor of Science in Computer Science in 1982 from Virginia Tech. Other certifications include Microsoft Certified Product Specialist, 1996, Novell Master CNE (MCNE), 1995, Novell Enterprise CNE (ECNE), 1992, and Novell Certified Netware Engineer
(CNE), 1991.

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

ITEM 10. EXECUTIVE COMPENSATION

The following summary compensation table sets forth certain information regarding compensation paid in each of the Company's last two fiscal years to the Company's Chief Executive Officer and other executive officers whose salaries and bonus exceeded $100,000:

SUMMARY COMPENSATION TABLE



Name and Position                          Year        Salary

Daniel H. Scott, Chairman and Chief        2002       $ 98,125
   Executive officer(1)                    2001        225,000




------------------------
(1) Mr. Scott elected to defer payment of $98,125 of the 2002 compensation and $225,000 of the 2001 compensation. These amounts were consolidated into a secured note payable to Mr. Scott in June of 2001. Mr. Scott receives an annual salary of $225,000. The actual amount of salary paid during 2002 and 2001 was $0.

No bonuses were paid in 2002 or 2001.

DIRECTOR COMPENSATION

There are no arrangements pursuant to which Directors are compensated for any services provided as a Director.

OPTION GRANTS IN LAST FISCAL YEAR

No options were granted during the years ended December 31, 2002 or 2001.

AGGREGATE OPTION EXERCISES IN LAST YEAR, AND YEAR-END OPTION VALUES

No options were exercised during 2002.

EMPLOYMENT AGREEMENTS

None

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

Name and address of Beneficial Owner     Number of Shares Owned        Percent
                                                                       of Class

Gary L. Cain                                          7,939,833          37.05%
24165 IH 10 West, Suite 217125
San Antonio, TX 78257

Bruce M. Arinaga
24165 IH 10 West, Suite 217125
San Antonio, TX 78257                                 3,969,917          18.52%

All officers and directors                           11,909,750          55.57%
As a group


ITEM 12. CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

During the fiscal year ended December 31, 2002, the Board of Directors held approximately 1 meeting. The Company does not have a standing audit committee, nominating committee or compensation committee.

ITEM 13. EXHIBITS, AND REPORTS ON FORM 8-K

(a) The following documents are filed as part of this report.

                  Financial Statements

ITEM 14.  CONTROLS AND PROCEDURES

The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this annual report on Form 10-KSB, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this annual report on Form 10-KSB contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report on Form 10-KSB, and

                  (ii) the financial statements, and other financial information included in this annual report on Form 10-KSB, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this annual report on Form 10-KSB.

There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

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

2.5      (1) Articles of Incorporation of MacTay Investments Co.
2.6      (1) Bylaws of the Company.
6.20 (1) Financing, Royalty and Licensing agreement with Bingo Technologies Corporation, dated February 9, 1998.
99.1     Sarbanes-Oxley certification
99.2     Sarbanes-Oxley certification



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




Dated: April 15, 2003             By /s/ Gary L. Cain
       ---------------            -------------------------------------
                                  President and Chief Executive Officer

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, this report has been signed below by the following persons on behalf of the Registrant and in the capacities indicated on this 15th day of April, 2003.



Signatures                                 Title


/s/ Gary L. Cain,
------------------
    Gary L. Cain                           Chairman and Director
                                           (Principal Executive and
/s/ Bruce M. Arinaga                       Accounting Officer)
--------------------
    Bruce M. Arinaga                       Director,
                                           President, Secretary and Treasurer

 CERTIFICATIONS

         I, Gary Cain, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Advanced Gaming Technology, Inc.;

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

Date: April 15, 2003

/s/ Gary Cain
--------------------
    Gary Cain
    Chief Executive Officer (or equivalent thereof)

         I, Gary Cain, certify that:

         1. I have reviewed this annual report on Form 10-KSB of Advanced Gaming Technology, Inc.;

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

Date: April 15, 2003

/s/ Gary Cain
----------------
    Gary Cain
    Chief Financial Officer (or equivalent thereof)

                          INDEX TO FINANCIAL STATEMENTS



Independent Auditors' Report................................................F-2

Consolidated Balance Sheets.................................................F-3

Consolidated Statements of Operations.......................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)...................F-5

Consolidated Statements of Cash Flows.......................................F-6

Notes to Consolidated Financial Statements..................................F-7

               REPORT OF INDEPENDENT CERTIFIED PUBLIC ACCOUNTANTS


Board of Directors
Advanced Gaming Technology, Inc.


We have audited the accompanying consolidated balance sheets of Advanced Gaming Technology, Inc. and subsidiaries as at December 31, 2002 and 2001, and the consolidated statements of operations, stockholders' deficit, and cash flows for the years then ended. These financial statements are the responsibility of the Company's Management. Our responsibility is to express an opinion on these financial statements based on our audits.

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

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of Advanced Gaming Technology, Inc. and subsidiaries as of December 31, 2002 and 2001 and the results of their operations, and their cash flows for the years then ended in conformity with accounting principles generally accepted in the United States of America.

The accompanying financial statements have been prepared assuming that the Company will continue as a going concern. As shown in the financial statements, the Company incurred a net loss of $411,670 for 2001 and has incurred substantial net losses in recent years. These factors, and the other discussed in Note 8, raise substantial doubt about the Company's ability to continue as a going concern. The financial statements do not include any adjustments relating to the recoverability and classification of recorded assets, or the amounts and classification of liabilities that might be necessary in the event the Company cannot continue in existence.

Respectfully submitted,

/s/ Robison, Hill & Co.
-----------------------------
    Robison, Hill & Co.
    Certified Public Accountants

Salt Lake City, Utah
April 15, 2003



                        ADVANCED GAMING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEETS
                            Years Ended December 31,



                                                                   2002             2001
                                                                -----------    -----------

                                 ASSETS
CURRENT ASSETS
   Cash and equivalents                                         $    10,759    $    45,709
   Short-term loans - related party                                   5,331              0
   Investment in marketable equity securities                        11,500              0
   Prepaid expenses                                                       0          1,000
                                                                -----------    -----------

          Total current assets                                       27,590         46,709
                                                                -----------    -----------

PROPERTY AND EQUIPMENT
   Furniture, fixtures and equipment, net                             1,187         66,862
                                                                -----------    -----------

          Total property and equipment                                1,187         66,862
                                                                -----------    -----------

Total Assets                                                    $    28,777    $   113,571
                                                                ===========    ===========

             LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)
CURRENT LIABILITIES
   Accounts payable and accrued liabilities                     $    14,148    $    10,000
   Notes payable                                                  1,025,332      1,367,424
                                                                -----------    -----------

          Total current liabilities                               1,039,480      1,377,424
                                                                -----------    -----------

Total Liabilities                                                 1,039,480      1,377,424

STOCKHOLDERS' EQUITY (DEFICIT)
   Preferred stock-10% cumulative, $0.10 par value, 4,000,000
      authorized; 0 issued and outstanding                                0              0
   Common stock, $0.005 par value, 150,000,000 authorized;
      21,430,587 issued and outstanding                             107,153        107,153
   Additional paid-in capital                                             0              0
   Accumulated comprehensive income                                   2,500              0
   Accumulated deficit                                           (1,120,356)    (1,371,006)
                                                                -----------    -----------

          Total stockholders' equity (deficit)                   (1,010,703)    (1,263,853)
                                                                -----------    -----------

Total Liabilities and Stockholders' Equity (Deficit)            $    28,777    $   113,571
                                                                ===========    ===========



The accompanying notes are an integral part of the financial statements.



                        ADVANCED GAMING TECHNOLOGY, INC.
                     CONSOLIDATED STATEMENTS OF OPERATIONS
                            Years Ended December 31,



                                                             2002           2001
                                                       ------------    ------------

REVENUES                                               $          0    $     87,184

OPERATING EXPENSES
   Salaries                                                  98,125         225,000
   Depreciation                                              66,970          82,638
   Other operating expenses                                  24,491          39,011
                                                       ------------    ------------

          Total operating expenses                          189,586         346,649
                                                       ------------    ------------

Operating income (loss)                                    (189,586)       (259,465)
                                                       ------------    ------------

OTHER INCOME (EXPENSE)
   Interest income                                                0           9,959
   Interest expense                                         (97,292)        (83,986)
   Equity in earnings of affiliate                                0         (78,178)
   Gain from lawsuit settlement                              17,500               0
   Gain on forgiveness of debt                              520,026               0
                                                       ------------    ------------

          Total other income (expense)                      440,234        (152,205)
                                                       ------------    ------------

Net income (loss)                                           250,648        (411,670)
                                                       ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
   Marketable equity securities holding gain                  2,500               0
                                                       ------------    ------------

          Total other comprehensive income (loss)             2,500               0
                                                       ------------    ------------

Comprehensive income (loss)                            $    253,148    $   (411,670)
                                                       ============    ============

Net income (loss) per common share, basic              $       0.01    $      (0.02)
                                                       ============    ============
Weighted average number of common shares outstanding     21,430,587      21,430,587
                                                       ============    ============



The accompanying notes are an integral part of the financial statements.



                        ADVANCED GAMING TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                                         TOTAL
                                               NUMBER                  ADDITIONAL     ACCUMULATED                    STOCKHOLDERS'
                                                 OF         COMMON      PAID-IN      COMPREHENSIVE      RETAINED        EQUITY
                                               SHARES        STOCK      CAPITAL         INCOME          EARNINGS       (DEFICIT)
                                             ------------ ------------------------- ---------------- --------------- --------------

BEGINNING BALANCE,
December 31, 1999                            25,000,000   $125,000    $0            $0               $(394,895)      $(269,895)

Net loss                                     0            0           0             0                (564,441)       (564,441)
                                             ------------ ------------------------- ---------------- --------------- --------------

BALANCE, December 31, 2000                   25,000,000   125,000     0             0                (959,336)       (834,336)

Cancellation of reserved shares              (3,569,413)  (17,847)    0             0                0               (17,847)
Net loss                                     0            0           0             0                (411,670)       (411,670)
                                             ------------ ------------------------- ---------------- --------------- --------------

BALANCE, December 31, 2001                   21,430,587   107,153     0             0                (1,371,006)     (1,263,853)

Other comprehensive income (loss)            0            0           0             2,500            0               2,500
Net income                                   0            0           0             0                250,648         250,648
                                             ------------ ------------------------- ---------------- --------------- --------------

ENDING BALANCE, December 31, 2002            21,430,587   $107,153    $0            $2,500           $(1,120,358)    $(1,010,705)
                                             ============ ========================= ================ =============== ==============









The accompanying notes are an integral part of the financial statements.



                        ADVANCED GAMING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENTS OF CASH FLOWS
                            Years Ended December 31,



                                                                        2002         2001
                                                                     ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
Net income (loss)                                                    $ 250,648    $(411,670)
Adjustments to reconcile net income to net cash provided by operating activities:
   Depreciation and amortization                                        66,970       82,638
   Loss from earnings of affiliate                                           0       78,178
   Cancellation of reserve for common stock                                  0      (17,847)
   Gain on forgiveness of debt                                        (520,026)           0
Changes in operating assets and liabilities:
   (Increase) decrease in inventory                                          0       20,000
   (Increase) decrease in prepaid expenses                               1,000            0
   Increase (decrease) in accounts payable and accrued liabilities     102,291      153,121
   (Increase) decrease in accrued interest                              97,292            0
                                                                     ---------    ---------

Net cash provided (used) by operating activities                        (1,825)     (95,580)
                                                                     ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES:
   Purchase of property and equipment                                   (1,294)     (23,747)
   Short-term loan extended                                            (10,000)           0
   Short-term loan repaid                                               10,000            0
   Short-term loan to related party extended                           (11,832)           0
   Short-term loan to related party repaid                               6,500            0
   Investment in marketable equity securities                           (9,000)           0
                                                                     ---------    ---------

Net cash provided (used) by investing activities                       (15,626)     (23,747)
                                                                     ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
   Proceeds received from debt and notes                                     0            0
   Repayment of debt and notes                                         (17,500)      (6,771)
                                                                     ---------    ---------

Net cash provided (used) by financing activities:                      (17,500)      (6,771)
                                                                     ---------    ---------

Net increase (decrease) in cash and equivalents                        (34,951)    (126,098)

CASH and equivalents, beginning of period                               45,709      171,807
                                                                     ---------    ---------

CASH and equivalents, end of period                                  $  10,758    $  45,709
                                                                     =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Payment of interest in cash                                          $       0    $  35,451
                                                                     =========    =========





The accompanying notes are an integral part of the financial statements.

                        ADVANCED GAMING TECHNOLOGY, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

         A summary of the significant accounting policies applied in the preparation of the accompanying financial statements is as follows:

         A) PRINCIPLES OF CONSOLIDATION The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned subsidiaries, Executive Video Systems, Inc., Palace
         Entertainment Limited, Prisms, Inc., Pleasure World Ltd., Prisms (Bahamas) Ltd., and A.G.T. Acceptance Corp. All significant intercompany accounts and transactions have been eliminated.

         B) CASH EQUIVALENTS The Company considers all highly liquid debt instruments equivalents. At times during any year, there may be a concentration of cash at any one bank or financial institution in excess of insurance limits.

         C) FIXED ASSETS Property and equipment is stated at cost. Depreciation is computed on the straight-line method, based on the estimated useful lives of the assets of generally three to five years. Expenditures for maintenance and repairs are charged to operations as incurred. Major overhauls and improvements are capitalized and depreciated over their useful lives. Upon sale or other disposition of property and equipment, the cost and related accumulated depreciation or amortization if removed from the accounts, and any gain or loss is included in the determination of income or loss.

         D) NET INCOME (LOSS) PER COMMON SHARE, BASIC Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented, as no potentially dilutive securities are outstanding.

(2) INCOME TAXES Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $1,143,000, expiring at various dates from December 31, 2008 and December 31, 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these net operating loss carryforwards if certain ownership changes have been or will be taking place .In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset of $457,000 as of December 31, 2002.

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

(5) NOTES PAYABLE Notes payable consist of the following:
                                                        2002          2001
                                                    ------------  -------------

Note payable, interest at 9%, due in monthly
payments of $6,200  beginning March 1, 2000.
The note is due in July of 2006. The note is
convertible  into common  stock at a rate of
$0.53 per share.                                    $1,025,332      $940,939

Note  payable,  interest  at prime  plus 2%,
payable  to an officer  of the  company  and
secured by all assets of the company.                        0       426,485
                                                    ------------  -------------

Net long-term debt                                  $1,025,332    $1,367,424
                                                    ============  =============


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

(8) GOING CONCERN The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working

(8) GOING CONCERN (CONTINUED) capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requires and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. As the Company now has no operations, it is evaluating the options available to it.

(9) FIXED ASSETS Subsequent to the change in control, the Company elected to write off the undepreciated value of its fixed assets. As a result, the Company recorded $36,862 in depreciation in excess of the previous $15,000 per quarter. In addition, the Company intends to dispose of these fixed assets, which it believes have no value.

(10) MARKETABLE EQUITY SECURITIES In the fourth quarter, the Company purchased shares of an OTC: BB listed company as a short-term investment in the amount of $9,000. These shares were worth $11,500 at December 31, 2002.

(11) SHORT-TERM LOANS TO RELATED PARTIES In September 2002, the Company extended two short-term loans to related parties totaling $11,832. $6,500 was repaid in December 2002. These loans are demand loans with no stated interest rate.