Form 10QSB
period 2003-03-31
ADVANCED GAMING TECHNOLOGY INC
filed 2003-05-20
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED MARCH 31, 2003

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: May 19, 2003 - 21,430,587

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                          INDEX TO FINANCIAL STATEMENTS


Consolidated Balance Sheets...............................................F-2
Consolidated Statements of Income.........................................F-3
Consolidated Statements of Stockholders' Equity (Deficit).................F-4
Consolidated Statements of Cash Flows.....................................F-5
Notes to Consolidated Financial Statements................................F-6






                        ADVANCED GAMING TECHNOLOGY, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                               March 31,     December 31,
                                                                 2003            2002
                                                              -----------    -----------

CURRENT ASSETS
         Cash and equivalents                                 $     9,968    $    10,759
         Prepaid expenses                                           3,778
         Short term loans - related party                                          5,331
         Investments - marketable securities                        8,000         11,500
                                                              -----------    -----------
              Total current assets                                 21,746         27,590
                                                              -----------    -----------

PROPERTY AND EQUIPMENT
         Furniture, fixtures and equipment                        784,188        784,188
         Less accumulated depreciation                            783,109        783,001
                                                              -----------    -----------
              Net furniture, fixtures and equipment                 1,079          1,187
                                                              -----------    -----------

TOTAL ASSETS                                                  $    22,825    $    28,777
                                                              ===========    ===========

                      LIABILITIES AND STOCKHOLDERS' EQUITY

CURRENT LIABILITIES
         Accounts payable                                     $    10,908    $    14,148
         Accrued interest                                         105,565         84,393
         Notes payable                                            940,939        940,939
                                                              -----------    -----------
              Total current liabilities                         1,057,412      1,039,480
                                                              -----------    -----------


STOCKHOLDERS' EQUITY
         Preferred stock - 10% cumulative, $0.10 par value,
         4,000,000 authorized; 0 issued and outstanding              --             --

         Common stock - $.005 par value, 150,000,000
         authorized, 21,430,587 issued and outstanding            107,153        107,153
         Accumulated comprehensive income (loss)                   (6,331)         2,500
         Accumulated deficit                                   (1,135,409)    (1,120,356)
                                                              -----------    -----------
              Total stockholders' equity                       (1,034,588)    (1,010,703)
                                                              -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                    $    22,825    $    28,777
                                                              ===========    ===========



                 See accompanying notes to financial statements




                        ADVANCED GAMING TECHNOLOGY, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                            For the Three Months
                                                               Ended March 31,

                                                            2003            2002
                                                        ------------    ------------


REVENUES                                                $       --      $       --
                                                        ------------    ------------

     OPERATING EXPENSES
     Salaries                                                   --            56,250
     Professional fees                                         1,728            --
     Storage                                                     790            --
     Depreciation                                                108          15,000
     Other operating expenses                                      1           3,935
                                                        ------------    ------------
         Total operating expenses                              2,627          75,185
                                                        ------------    ------------

Operating income (loss)                                       (2,627)        (75,185)
                                                        ------------    ------------

OTHER INCOME (EXPENSES)
     Miscellaneous income                                      8,745            --
     Interest expense                                        (21,171)        (28,222)
                                                        ------------    ------------
         Total other income (expense)                        (12,426)        (28,222)
                                                        ------------    ------------

Net income (loss)                                            (15,053)       (103,407)
                                                        ------------    ------------

OTHER COMPREHENSIVE INCOME (LOSS)
     Marketable equity securities holding gain (loss)         (8,831)           --
                                                        ------------    ------------

        Total other comprehensive income (loss)               (8,831)           --
                                                        ------------    ------------
Comprehensive income (loss)                             $    (23,884)   $   (103,407)
                                                        ============    ============

Net income (loss) per common share, basic               $    (0.0011)   $      (0.00)
                                                        ============    ============

Weighted average number of common stock shares
Outstanding                                               21,430,587      21,430,587
                                                        ============    ============


                 See accompanying notes to financial statements





                        ADVANCED GAMING TECHNOLOGY, INC.
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)



                                                                                                            TOTAL
                                  NUMBER                ADDITIONAL    ACCUMULATED                        STOCKHOLDERS'
                                    OF        COMMON      PAID-IN     COMPREHENSIVE       RETAINED          EQUITY
                                  SHARES      STOCK       CAPITAL       INCOME            EARNINGS         (DEFICIT)



BALANCE, December 31, 2001    21,430,587   $ 107,153    $       0      $        0     $ (1,371,004)        $ (1,263,851)

Other comprehensive income             0           0            0           2,500                0                2,500
Net income                             0           0            0               0          250,648              250,648
                              ----------   -----------------------------------------------------------------------------

BALANCE, December 31, 2002    21,430,587     107,153            0           2,500       (1,120,356)          (1,010,703)

Other comprehensive
  income (loss)                        0           0            0          (8,831)               0               (8,831)
Net income (loss)                      0           0            0               0          (15,053)             (15,053)
                              ------------------------------------------------------------------------------------------
ENDING BALANCE,
  March 31, 2003              21,430,587   $ 107,153    $       0       $  (6,331)    $ (1,135,409)        $ (1,034,587)
                              ==========   =========    =========       ==========    =============        =============


                        ADVANCED GAMING TECHNOLOGY, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                    For the Three Months Ended
                                                          March 31,

                                                       2003          2002
                                                      ---------    ---------
CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                     $ (15,053)   $(103,407)
  Adjustments to reconcile net income to
  net cash provided by operating activities:
         Depreciation                                       108       15,000
         (Increase) decrease in prepaid expenses         (3,778)       1,000
         Increase in accounts payable                    (3,239)      (4,794)
         (Increase) decrease in accrued interest         21,171         --
         Notes payable                                     --         84,490
                                                      ---------    ---------

         Net cash used in operating activities             (791)      (7,711)
                                                      ---------    ---------

Cash flows from investing activities
         Short-term loan to related party extended        5,331         --
         Investment in marketable equity securities      (5,331)        --
                                                      ---------    ---------
         Net cash provided by investing activities         --           --
                                                      ---------    ---------

Cash flows from financing activities                       --           --
                                                      ---------    ---------

         Net cash provided by financing activities         --           --
                                                      ---------    ---------


         NET DECREASE IN CASH                              (791)      (7,711)

         Cash and equivalents, beginning                 10,759       45,709
                                                      ---------    ---------

         Cash and equivalents, ending                 $   9,968    $  37,998
                                                      =========    =========



                 See accompanying notes to financial statements

                        ADVANCED GAMING TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES


This summary of accounting policies for Advanced Gaming Technology, Inc is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

INTERIM REPORTING

The unaudited financial statements as of March 31, 2003 and for the three month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION

Advanced Gaming Technology, Inc. (the Company) was incorporated under the laws of the State of Wyoming in 1963 under the name MacTay Investment Co. The company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices are located in San Antonio, TX where it is principally engaged in the development and marketing of technology for the casino and hospitality industry.


USE OF ESTIMATES

The financial statements are prepared in conformity with accounting principles generally accepted in the United States of America. In preparing the financial statements, management is required to make estimates and assumptions that effect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities as of the date of the balance sheet and statement of operations for the year then ended. Actual results may differ from these estimates. Estimates are used when accounting for allowance for bad debts, collectibility of accounts receivable, amounts due to services providers, depreciation, and litigation contingencies, among others.

                        ADVANCED GAMING TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

(C)        PRINCIPALS OF CONSOLIDATION:

The consolidated financial statements include the accounts of Advanced Gaming Technology, Inc. and its wholly-owned, inactive subsidiaries: Executive Video Systems, Inc.; Palace Entertainment Limited; Prisms, Inc.; Pleasure World Ltd.; Prisms (Bahamas) Ltd.; and A.G.T. Acceptance Corp. All significant intercompany accounts and transactions have been eliminated

(D)      CASH EQUIVALENTS

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months of less to be cash equivalents to the extent the funds are not being held for investment purposes. At times during any year, there may be a concentration of cash at any one bank or financial institution in excess of insurance limits.

(E)      FIXED ASSETS

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

(F)      NET INCOME (LOSS) PER COMMON SHARE, BASIC

Net income (loss) per share is computed by dividing the net income by the weighted average number of shares outstanding during the period. Net income per share, diluted, is not presented, as no potentially dilutive securities are outstanding.


(G)      RECLASSIFICATION

Certain reclassifications have been made in the 2002 financial statements to conform with the March 31, 2003 presentation.

                        ADVANCED GAMING TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $1,143,000, expiring at various dates from December 31, 2008 through December 31, 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these net operating loss carryforwards if certain ownership changes have been or will be taking place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset of $457,000 as of March 31, 2003.

NOTE 3 - STOCKHOLDERS' EQUITY

The company has authorized 150,000,000 shares of $0.005 par value common stock and 4,000,000 shares of $0.10 par value preferred stock, with 21,430,587 and 0 shares issued and outstanding, respectively. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

NOTE 4 - CHANGE IN CONTROL

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

NOTE 5 - NOTES PAYABLE

A note payable, interest at 9%, is due in monthly payments of $6,200 beginning March 1, 2000. As of March 31, 2003, no payments have been made. The note is due in July of 2006, and is convertible into common stock at a rate of $0.53 per share. At March 31, 2003, the balance of this note and the accrued interest is $1,046,504.

                        ADVANCED GAMING TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES

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

NOTE 7 - REORGANIZATION ACCOUNTING

The Company accounted for the reorganization using fresh-start reporting. Accordingly, all assets and liabilities were restated to reflect their reorganization value, which approximates fair value at the date of reorganization.

NOTE 8 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's

                        ADVANCED GAMING TECHNOLOGY, INC.
                          NOTES TO FINANCIAL STATEMENTS
               FOR THE THREE MONTHS ENDED MARCH 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 8 - GOING CONCERN - (CONTINUED)

ability to meet its financing requires and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. As the Company now has no operations, it is evaluating the options available to it.

NOTE 9 - MARKETABLE EQUITY SECURITIES

During  2002,  the  Company   purchased   100,000  shares  of  Solar   Satellite
Communications, an OTC:BB listed company as a short-term investment in the amount of $14,332. These shares are worth $8,000 at March 31, 2003.

Item 2. Management's Discussion and Analysis

General -

This discussion should be read in conjunction with Management's Discussion and Analysis of financial Condition and Results of Operations in the Company's annual report on Form 10-KSB for the year ended December 31, 2002. The Company's shares of capital stock are registered under Section 12 of the Securities Exchange Act of 1934. The Company became a reporting issuer in March 1997. This quarterly report on Form 10-QSB and the information incorporated by reference herein contain forward-looking statements within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, projected sales, gross margin and net income figures, the availability of capital resources, plans concerning products and market acceptance.

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

The Company has adopted fresh-start accounting on the effective date of the plan in accordance with AICPA Statement of Position 90-7 "Financial reporting by entities in reorganization under the bankruptcy code" (SOP 90-7). The fresh start reporting was first reflected in the September 30, 1999 Consolidated Balance Sheet.

Liabilities subject to compromise immediately prior to the effective date were discharged on the effective date. Depending on the nature of the claim each obligation was paid, exchanged for stock, discharged, or carried forward as a new liability under the terms of the plan.

Results of Operations -

Three Month 2003 Compared to 2002

Operating loss for the three months ended March 31, 2003 was $23,884 compared to a loss of $103,407 for the same period in 2002. The decrease in operating loss was the result of a decrease in expenses. There was no revenue for the three months ended March 31, 2003 and 2002, from the electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company is currently pursuing all possible options including the sale of Company assets, merger or dissolution.

Expenses for the first three months of 2003 were $2,627 compared to $75,185 in the prior year. The improvement is due to a decrease in administrative expenses. In addition, $71,250 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Depreciation of $108 was the only non-cash expense in the current period, except for a non-operating holding loss of marketable securities of $8,831. Management is making efforts to minimize cash outlays.

Other income (expense) for the first three months of 2003 was $(12,426) compared to $(28,222) in 2002.


Liquidity and Capital Resources -

The Company has a cash balance of $9,968. The Company will require additional capital to continue operations. There is no assurance that capital will be available. Management is considering all options including sale, merger, reverse merger or dissolution of the Company. Any such transaction could have a significant negative impact on current shareholders.

Management has again elected to defer payment of salaries and wages until some future time.


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

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 99.1   Sarbanes-Oxley certification
Exhibit 99.2   Sarbanes-Oxley certification
Form 8-K : None

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                        ADVANCED GAMING TECHNOLOGY, INC.
                                  (Registrant)

                        DATE: 20 May 2003 By: /s/ GARY L. CAIN
                                              ----------------------------------
                                                  Gary L. Cain
                                                  Chief Executive Officer and
                                                  Director

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

Date: May 20, 2003

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

Date: May 20, 2003

/s/ Gary Cain
---------------------------------------------------
    Gary Cain
    Chief Financial Officer (or equivalent thereof)

                            CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Advanced Gaming Technology, Inc. (the "Company") on Form 10- QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Cain, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.



                                             /s/ Gary Cain
                                             -----------------------
                                             Gary Cain
                                             Chief Executive Officer
                                             May 20, 2003

CERTIFICATION PURSUANT TO
                               18 U.S.C. SS. 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002

         In connection with the Quarterly Report of Advanced Gaming Technology, Inc., (the "Company") on Form 10- QSB for the period ending March 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Gary Cain, Chief Financial Officer (or the equivalent thereof) of the Company, certify, pursuant to 18 U.S.C. ss. 1350, as adopted pursuant to
Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a)or 15(d) of the Securities Exchange Act of 1934; and

          (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


                            /s/ Gary Cain
                            ---------------------------------------------------
                            Gary Cain
                            Chief Financial Officer (or the equivalent thereof) May 20 2003