Form 10QSB
period 2003-06-30
MEDIAWORX INC
filed 2003-08-14
CIK 1030699

U.S. SECURITIES AND EXCHANGE COMMISSION
                             WASHINGTON, D.C. 20549

                                   FORM 10-QSB

QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE ACT OF 1934

FOR THE QUARTER ENDED JUNE 30, 2003

                           COMMISSION FILE NO. 0-21991

                                 MEDIAWORX, INC.
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


                       1895 Preston White Drive, Suite 250
                             Reston, Virginia 20191
                    ----------------------------------------
                    (ADDRESS OF PRINCIPAL EXECUTIVE OFFICES)

                    ISSUER'S TELEPHONE NUMBER (703) 860-6580


                        ADVANCED GAMING TECHNOLOGY, INC.
                         24165 IH 10 West, Suite 217125
                            San Antonio, Texas 78257
                  --------------------------------------------
           (FORMER NAME, FORMER ADDRESS, IF CHANGED SINCE LAST REPORT



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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: August 12, 2003 - 5,510,322

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




                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)

                                     ASSETS
                                                                           June 30,     December 31,
                                                                            2003           2002
                                                                         -----------    -----------

CURRENT ASSETS
        Cash and equivalents                                             $     5,603    $    10,759
        Prepaid expenses                                                       3,778           --
        Short term loans - related party                                        --            5,331
        Investments - marketable securities                                     --           11,500
                                                                         -----------    -----------
               Total current assets                                            9,381         27,590
                                                                         -----------    -----------
PROPERTY AND EQUIPMENT
        Furniture, fixtures and equipment                                    784,188        784,188
        Less accumulated depreciation                                        783,217        783,001
                                                                         -----------    -----------
                Net furniture, fixtures and equipment                            971          1,187
                                                                         -----------    -----------


TOTAL ASSETS                                                             $    10,352    $    28,777
                                                                         ===========    ===========

                 LIABILITIES AND STOCKHOLDERS' EQUITY (DEFICIT)

CURRENT LIABILITIES
       Accounts payable                                                  $    15,765    $    14,148
       Accrued interest                                                         --           84,393
       Notes payable                                                         100,000        940,939
                                                                         -----------    -----------
                Total current liabilities                                    115,765      1,039,480
                                                                         -----------    -----------


STOCKHOLDERS' EQUITY (DEFICIT)
       Preferred stock - 10% cumulative, $0.10 par value,
       4,000,000 authorized; 0 issued and outstanding                           --             --
       Common stock - $.005 par value, 150,000,000 authorized,
       1,024,306 issued and outstanding at June 30,2003 and
       214,306 at December 31, 2002 respectively                               5,122          1,072
       Paid-In-Capital                                                       138,031        106,081
       Accumulated comprehensive income                                         --            2,500
       Accumulated deficit                                                  (248,566)    (1,120,356)
                                                                         -----------    -----------
                Total stockholders' equity (deficit)                        (105,413)    (1,010,703)
                                                                         -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                               $    10,352    $    28,777
                                                                         ===========    ===========





                 See accompanying notes to financial statements


                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)

                                                              Three Months              Six Months
                                                              Ended June 30,          Ended June 30,
                                                            2003         2002        2003         2002
                                                            ----         ----        ----         ----

REVENUES                                                 $    --      $    --      $    --      $    --
                                                         ---------    ---------    ---------    ---------

OPERATING EXPENSES
         Salaries                                             --         41,875         --         98,125
         Professional/consulting fees                       45,439         --         47,168         --
         Storage                                               750         --          1,540         --
         Depreciation                                          108       51,862          216       66,862
         Other operating expenses                              165        6,206          166       10,141
                                                         ---------    ---------    ---------    ---------
                Total operating expenses                    46,462       99,943       49,090      175,128
                                                         ---------    ---------    ---------    ---------

Operating income (loss)                                    (46,462)     (99,943)     (49,090)    (175,128)
                                                         ---------    ---------    ---------    ---------

OTHER INCOME (EXPENSE)
         Miscellaneous income                                 --           --          8,745         --
         Interest expense                                     --        (26,727)     (21,171)     (54,949)
         Permanent impairment of marketable
         securities                                         (5,500)        --        (14,331)        --
         Gain on forgiveness of debt                       947,637      497,526      947,637      497,526
                                                         ---------    ---------    ---------    ---------
                Total other income (expense)               942,137      470,799      920,880      442,577
                                                         ---------    ---------    ---------    ---------
Net income (loss)                                          895,675      370,856      871,790      267,449
                                                         ---------    ---------    ---------    ---------


Net income per common share, basic                       $   3.909    $   1.730    $   3.929    $   1.248
                                                         =========    =========    =========    =========
Net income per common share, diluted                     $   3.826    $   1.730    $   3.880    $   1.248
                                                         =========    =========    =========    =========






                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
            CONSOLIDATED STATEMENTS OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                           COMMON STOCK

                                                      PAR        PAID-IN      ACCUMULATED      RETAINED        TOTAL
                                     SHARES          VALUE       CAPITAL     COMPREHENSIVE     EARNINGS/    STOCKHOLDERS'
                                                                                INCOME        (DEFICIT)    EQUITY/(DEFICIT)

Balance, December 31, 2001         21,430,587    $   107,153    $      --     $      --      $(1,371,004)   $(1,263,851)
Retroactive adjustment for
100:1 reverse stock split
June 23, 2003                     (21,216,281)      (106,081)       106,081          --             --             --
                                  -----------    -----------    -----------   -----------    -----------    -----------

Restated balance at
December 31, 2001                     214,306          1,072        106,081          --       (1,371,004)    (1,263,851)
Other comprehensive income               --             --             --           2,500              0          2,500
Net income                               --             --             --            --          250,648        250,648
                                  -----------    -----------    -----------   -----------    -----------    -----------

Balance, December 31, 2002            214,306          1,072        106,081         2,500     (1,120,356)    (1,010,703)
Issuance of stock for services,
June 17, 2003                          10,000             50         19,950          --             --           20,000
Issuance of stock for services,
June 30,2003                          800,000          4,000         12,000          --             --           16,000
Other comprehensive (loss)               --             --             --          (2,500)          --           (2,500)

Net income                               --             --             --            --          871,790        871,790
                                  -----------    -----------    -----------   -----------    -----------    -----------

Ending Balance, June 30, 2003       1,024,306    $     5,122    $   138,031   $         0    $  (248,566)   $  (105,413)
                                  ===========    ===========    ===========   ===========    ===========    ===========



                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                                      For the six months
                                                                         Ending June 30,
                                                                       2003         2002
                                                                       ----         ----

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income                                                          $ 871,790    $ 267,449
      Adjustments to reconcile net income to net cash provided by operating activities:
          Depreciation                                                    216       66,862
          Gain on forgiveness of debt                                (947,637)    (497,526)
          Grant of stock-based compensation                            36,000         --
          Permanent impairment of marketable securities                14,331         --
      Changes in operating assets and liabilities:
          (Increase) decrease in prepaid expenses                      (3,778)       1,000
          Increase (decrease) in accounts payable                       2,750       (4,794)
          Decrease in accrued interest                                 21,172         --
          Increase in notes payable                                      --        153,092
                                                                    ---------    ---------
          Net cash used in operating activities                        (5,156)     (13,917)

Cash flows from investing activities
          Short-term loan to related party extended                     5,331         --
          Investments in marketable equity securities                  (5,331)        --
                                                                    ---------    ---------
          Net cash provided in investing activities                      --           --

Cash flows from financing activities                                     --           --
                                                                    ---------    ---------
          Net cash provided by financing activities                      --           --
                                                                    ---------    ---------

NET DECREASE IN CASH                                                   (5,156)     (13,917)

Cash and equivalents, beginning                                        10,759       45,709

Cash and equivalents, ending                                        $   5,603    $  31,792
                                                                    =========    =========

NON CASH ACTIVITY

During the three months ended June 30,2003, accrued interest and note payable of $105,565 and $840,939, respectively, were forgiven, as well as a payable of $1,133.




                 See accompanying notes to financial statements

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES

This summary of accounting policies for Advanced Gaming Technology, Inc is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

INTERIM REPORTING

The unaudited financial statements as of June 30, 2003 and for the six month period then ended, reflect, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

ORGANIZATION

Advanced Gaming Technology, Inc. (the Company) was incorporated under the laws of the State of Wyoming in 1963 under the name MacTay Investment Co. The company changed its name to Advanced Gaming Technology, Inc. in 1991. The Company's executive offices were located in San Antonio, TX. In June 2002, the Company ceased its primary operating activities, developing and marketing technology for the casino and hospitality industry. Since that time the Company has been seeking merger candidates. In preparation for a reverse triangular merger, the Board voted on June 24, 2003, to approve a name change to MediaWorx, Inc. to be effective in July after completion of the merger and to change the Company's address to 1895 Preston White Drive, Suite 250, Reston, Virginia.

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

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 31, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

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

CONCENTRATION OF RISK

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

NET INCOME (LOSS) PER COMMON SHARE, BASIC

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock. The following reconciles amounts reported in the financial statements:



                                                               For the Three Months Ended June 30, 2003
                                                       ----------------------------------------------------------
                                                             Income              Shares           Per-Share
                                                           (Numerator)       (Denominator)          Amount
                                                       ----------------------------------------------------------
Income Available to Common
     Stockholders                                       $      895,675                 229,106 $         3.909
                                                                                               ==================

Effect of Dilutive Securities:
Warrants                                                             -                   5,000
                                                       ---------------------------------------

Income Available to Common
     Stockholders - Diluted Earnings Per Share          $      895,675                 234,106 $         3.826
                                                       ==========================================================

                                                               For the Three Months Ended June 30, 2002
                                                       ----------------------------------------------------------
                                                             Income              Shares           Per-Share
                                                           (Numerator)       (Denominator)          Amount
                                                       ----------------------------------------------------------
Income Available to Common
     Stockholders                                       $      370,856                 214,306 $         1.730
                                                                                               ==================

Effect of Dilutive Securities:                                           -                   -
                                                       ----------------------------------------

Income Available to Common
     Stockholders - Diluted Earnings Per Share          $      370,856                 214,306 $         1.730
                                                       ==========================================================

                                                                For the Six Months Ended June 30, 2003
                                                       ----------------------------------------------------------
                                                             Income              Shares           Per-Share
                                                           (Numerator)       (Denominator)          Amount
                                                       ----------------------------------------------------------
Income Available to Common
     Stockholders                                       $      871,790                 221,906 $         3.929
                                                                                               ==================

Effect of Dilutive Securities:
Warrants                                                             -                   2,800
                                                       ---------------------------------------

Income Available to Common
     Stockholders - Diluted Earnings Per Share          $      871,790                 224,706 $         3.880
                                                       ==========================================================

                                                                For the Six Months Ended June 30, 2002
                                                       ----------------------------------------------------------
                                                             Income              Shares           Per-Share
                                                           (Numerator)       (Denominator)          Amount
                                                       ----------------------------------------------------------
Income Available to Common
     Stockholders                                       $      267,449                 214,306 $         1.248
                                                                                               ==================

Effect of Dilutive Securities:                                       -                       -
                                                       ---------------------------------------

Income Available to Common
     Stockholders - Diluted Earnings Per Share          $      267,449                 214,306 $         1.248
                                                       ==========================================================

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SIGNIFICANT ACCOUNTING POLICIES (CONTINUED)

RECLASSIFICATION

Certain reclassifications have been made in the 2002 financial statements to conform with the June 30, 2003 presentation.

NOTE 2 - INCOME TAXES

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $1,143,000, expiring at various dates from December 31, 2008 through December 31, 2021. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of these net operating loss carryforwards if certain ownership changes have been or will be taking place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset as of June 30, 2003.

NOTE 3 - STOCKHOLDERS' EQUITY

The Company has authorized 150,000,000 shares of $0.005 par value common stock and 4,000,000 shares of $0.10 par value preferred stock. Rights and privileges of the preferred stock are to be determined by the Board of Directors prior to issuance.

On June 17, 2003, the Company issued 1,000,000 shares of common stock to a former officer in exchange for continued consulting for the company. The shares were valued at $.02 and the company recorded $20,000 of consulting expenses. These shares were subject to the 100:1 stock split described below.

On June 23, 2003, the Board of Directors approved a proposal to effectuate a 100 to 1 reverse stock split of the Company's outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock are reduced from 22,430,587 to 224,306 shares.

On June 30, 2003, the Company issued 800,000 shares of common stock to the Law Offices of Henry S. Meyer for legal services and consulting. The shares were valued at $.02 and the Company recorded $16,000 of consulting expenses.

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 4 - CHANGE IN CONTROL

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

NOTE 5 - NOTES PAYABLE

A note payable to SDA List Brokers, Inc. (SDA), in the amount of $940,939, accrued interest at 9%, and was due in monthly payments of $6,200 beginning March 1, 2000. On June 25, 2003, this note and the accrued interest totaling $1,046,504 was settled by the Company in return for issuing a promissory note to SDA in the amount of $25,000, with 2% interest per annum, and a warrant to purchase up to 100,000 shares of common stock of the Company. If the warrant is not exercised by the expiration date of June 25, 3004, than the Company shall pay SDA $75,000. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized during the three month period ending June 30, 2003.

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

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


NOTE 7 - GOING CONCERN

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern. As the Company now has no operations, it is evaluating the options available to it.

NOTE 8 - MARKETABLE EQUITY SECURITIES

During 2002, the Company purchased 100,000 shares of Solar Satellite Communications, Inc. an OTCBB listed company as a short-term investment in the amount of $14,332. As of June 30, 2003, this investment has been written down to $0 with a loss of $14,331.

NOTE 9 - ACCOUNTS PAYABLE

Management negotiated with a vendor to settle a $5,133 account payable for $4,000, which was paid during the three month period ending June 30, 2003. Debt forgiveness income in the amount of $1,133 was recognized.

NOTE 10 - SUBSEQUENT EVENTS

On July 1, 2003, the Company completed a reverse triangular merger (`the Merger") whereby the Company acquired the assets a subsidiary of Solar Satellite Communication, Inc. ("SSCI"), a print and cross-media marketing and management company. The Merger involved Advanced Capital Services, L.L.C, a Nevada limited liability company ("ACLLC"), MediaWorx Acquisition Company, L.L.C., a newly formed Nevada limited liability company and wholly owned subsidiary of the Company ("MWAC"), and the Company.

ACLLC, owned by Diamond Capital LLC and Quest Capital Resources, LLC, purchased the assets of The MediaWorx, Inc., a wholly owned subsidiary of Solar Satellite Communication, Inc., a Colorado corporation, for 3,000,000 ACLLC membership interests. The assets of SSCI were primarily the business plan and people involved in the management and procurement of print, packaging, and cross-media services.

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                          NOTES TO FINANCIAL STATEMENTS
                 FOR THE SIX MONTHS ENDED JUNE 30, 2003 AND 2002
                                   (UNAUDITED)


On July 1, 2003, as part of the Merger, ACLLC was merged pursuant to Nevada law into MWAC. As a consequence of the Merger, MWAC became the surviving entity and continues to be a wholly owned subsidiary of the Company. A copy of the associated Plan of Merger was filed with a Schedule 14C Information Statement on July 1, 2003.

In the exchange, as described above, the original members of ACLLC received 4,000,000 of the Company's common shares and 3,500,000 preferred shares convertible 1 to 5 into common shares with voting rights as if converted, i.e., 17,500,000 common shares, and SSCI received 250,000 of the Company's shares.

Additionally, ACLLC purchased a convertible promissory note held by Private Investor Equity, LLC which was originated when SSCI received $500,000 from Private Investors Equity, LLC. In lieu of exercising the default provisions, ACLLC converted the Note and accrued interest into 27,216,650 SSCI common shares and converted 250,000 Preferred C shares into shares with conversion rights of 1 to 40 into shares having conversion and voting rights of 1 to 360. These shares were partially distributed to ACLLC and to the owners of ACLLC, Diamond Capital LLC and Quest Capital Resources, LLC. As a result, MWAC now has 49% voting control of SSCI and Diamond and Quest respectively each own 23% voting control of SSCI. Furthermore, as a result of this transaction, MWAC holds the note payable of $500,000 and accrued interest of $44,333 due to Private Investors Equity, LLC.

On July 1, 2003, the Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock.

Effective July 2003, the Company changed its name to MediaWorx, Inc.

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

In August 1998, the Company filed for reorganization under Chapter 11 of the U.S. Bankruptcy Code in the District of Las Vegas. The Company operated as a debtor-in-possession until June 29, 1999 when its plan was confirmed by the Bankruptcy Court. The plan became effective on August 19, 1999.

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

The Company adopted fresh-start accounting on the effective date of the plan in accordance with AICPA Statement of Position 90-7 "Financial reporting by entities in reorganization under the bankruptcy code" (SOP 90-7). The fresh start reporting was first reflected in the September 30, 1999 Consolidated Balance Sheet.

Liabilities subject to compromise immediately prior to the effective date were discharged on the effective date. Depending on the nature of the claim each obligation was paid, exchanged for stock, discharged, or carried forward as a new liability under the terms of the plan.

Results of Operations -

Six Months 2003 Compared to 2002

Operating loss for the six months ended June 30, 2003 was $49,090 compared to a loss of $175,128 for the same period in 2002. The decrease in operating loss was the result of a decrease in expenses. There was no revenue for the six months ended June 30, 2003 and 2002, from the electronic bingo products. The electronic bingo units are not competitive due to the age and quality of the product. Management does not expect revenue from existing electronic bingo units in the future.

The Company pursued all possible options including the sale of Company assets, merger or dissolution. Subsequently, on July 1, 2003, the Company completed a reverse triangular merger (the "Merger") whereby the Company acquired the assets of a print and cross-media publishing marketing and management company. The Merger is the subject of a Schedule 14C Information Statement filed July 1, 2003 and amended on July 23, 2003, as well as a Form 8-K filed July 1, 2003.

Expenses for the first six months of 2003 were $49,090 compared to $175,128 in the prior year. The improvement is due to a decrease in administrative expenses. In addition, $164,987 of the 2002 expenses were non-cash expenses representing depreciation and unpaid salary. Depreciation of $216, stock-based compensation of $36,000, and a non-operating holding loss of marketable securities of $14,331 were non-cash expenses in the six month period ending June 30, 2003. These expenses were more than offset by a gain on the settlement of debt as described in the next paragraph.

Other income (expense) for the first six months of 2003 was $920,880 compared to $442,577 in 2002. The 2003 income was due to the settlement of a $5,133 account payable for $4,000 and the settlement of the note payable to SDA List Brokers, Inc. and the accrued interest totaling $1,046,504. The Company issued a promissory note to SDA in the amount of $25,000 and a warrant to purchase up to 100,000 shares of common stock of the Company. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized. The two transactions totaled $947,637.

Second Quarter 2003 Compared to 2002

Operating loss for the three months ended June 30, 2003 was $46,462 compared to a loss of $99,943 for the same period in 2002. The decrease in operating loss was the result of a decrease in expenses. There was no revenue for the three months ended June 30, 2003 and 2002.

Other income for the three months ended June 30, 2003 was $942,137 compared to $470,799 in 2002. As previously described, the 2003 income was due to the settlement of the note payable to SDA List Brokers, Inc. and the settlement of an account payable.

Liquidity and Capital Resources -

The Company has a cash balance of $5,603. The Company will require additional capital to continue operations. There is no assurance that capital will be available.

Management considered all options, including sale, merger, reverse merger or dissolution of the Company. Subsequently, on July 1, 2003, the Company completed a reverse triangular merger (the "Merger") whereby the Company acquired the assets of a print and cross-media publishing marketing and management company. The Merger is the subject of a Schedule 14C Information Statement filed July 1, 2003 and amended on July 23, 2003, as well as a Form 8-K filed July 1, 2003.

After completion of the reverse merger, the Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock.

Change in Control -

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

As previously described, on July 1, 2003, the Company completed a reverse triangular merger. The consideration paid to for the Merger was 4,250,000 shares of the Company's common stock and 3,500,000 shares of its preferred series A stock convertible 1 to 5 common shares with voting rights as if converted. The Board of Directors was expanded by two members and the officers of the Company changed. This was the subject of a Form 8-K Amendment filed July 22, 2003.

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

ITEM 3.  CONTROLS AND PROCEDURES

         The Company's Chief Executive Officer and Chief Financial Officer have concluded, based on an evaluation conducted within 90 days prior to the filing date of this Quarterly Report on Form 10-Q, that the Company's disclosure controls and procedures have functioned effectively so as to provide those officers the information necessary whether:

                  (i) this Quarterly Report on Form 10-Q contains any untrue statement of a material fact or omits to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this Quarterly Report on Form 10-Q; and


                  (ii) the financial statements, and other financial information included in this Quarterly Report on Form 10-Q, fairly present in all material respects the financial condition, results of operations and cash flows of the Company as of, and for, the periods presented in this Quarterly Report on Form 10-Q.

         There have been no significant changes in the Company's internal controls or in other factors since the date of the Chief Executive Officer's and Chief Financial Officer's evaluation that could significantly affect these internal controls, including any corrective actions with regards to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

None.

Item 2.  Changes in Securities

On June 17, 2003, the Company issued 1,000,000 shares of common stock to a former officer in exchange for continued consulting for the company. The shares were valued at $.02 and the company recorded $20,000 of consulting expenses. These shares were subject to the 100:1 stock split described below.

On June 23, 2003, the Board of Directors approved a proposal and on June 24, 2003, owners holding a majority of shares voted to effectuate a 100 to 1 reverse stock split of the Company's outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock are reduced from 22,430,587 to 224,306 shares. This was the subject of a Schedule 14C Information Statement filed July 1, 2003 and amended on July 23, 2003.

On June 30, 2003, the Company issued 800,000 shares of common stock to the Law Offices of Henry S. Meyer for legal services and consulting. The shares were valued at $.02 and the Company recorded $16,000 of consulting expenses.

Item 3.  Defaults Upon Senior Securities

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

On June 24, 2003, a special meeting of the shareholders was held to 1) approve a 100 to 1 reverse stock split; 2) to approve a subsequent merger of Advanced Capital Services L.L.C. into the Company's wholly owned subsidiary, MediaWorx Acquisition Company, L.L.C., to carry on the business activities of Solar Satellite Communication, Inc. whose assets were acquired by Advanced Capital Services, L.L.C.; and 3) to transact any and all other business. Such actions were approved by shareholders owning not less than a majority of the issued and outstanding common shares. The actions taken were the subject of a Schedule 14C Information Statement filed July 1, 2003 and amended on July 23, 2003.

Item 5.  Other Information

None.

Item 6.  Exhibits and Reports on Form 8-K

Exhibit 31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002.
Exhibit 32.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act
               of 2002.
Form 8-K :     Not Applicable

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDIAWORX, INC.
                   (FORMERLY ADVANCED GAMING TECHNOLOGY, INC.)
                                  (Registrant)

      DATE: 13 AUGUST 2003    By: /s/ LINDA A. BROENNIMAN
                                      ------------------------------------------
                                      Linda A. Broenniman
                                      Chief Executive Officer and Director
                                     (Principal Executive and Financial Officer)