Form 10QSB
period 2003-09-30
MEDIAWORX INC
filed 2003-11-14
CIK 1030699

U.S. SECURITIES AND EXCHANGE
                        COMMISSION WASHINGTON, D.C. 20549

                                   FORM 10-QSB

  QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(D) OF THE SECURITIES EXCHANGE
   ACT OF 1934

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2003

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

                                                NAME OF EACH EXCHANGE ON
      TITLE OF EACH CLASS                          WHICH REGISTERED

            NONE                                        NONE
   -------------------------                    -------------------------

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

State the number of shares outstanding of each of the issuer's classes of common equity, as of the latest practical date: 6,719,513 as of November 13, 2003.

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                          INDEX TO FINANCIAL STATEMENTS



Consolidated Balance Sheets..................................................F-2

Consolidated Statements of Income............................................F-4

Consolidated Statements of Stockholders' Equity (Deficit)....................F-5

Consolidated Statements of Cash Flows........................................F-7

Notes to Consolidated Financial Statements ..................................F-9



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                         September 30,   December 31,
ASSETS:                                                      2003           2002
-------                                                ---------------- ----------------


CURRENT ASSETS
     Cash and Cash Equivalents                             $    167,638     $    10,759
     Accounts Receivable                                         37,126               -
     Prepaid Expenses                                             3,778               -
     Short-Term Loans - Related Party                                 -           5,331
     Investments in Marketable Securities                             -          11,500
                                                       ----------------  ----------------
          Total Current Assets                                  208,542          27,590
                                                       ----------------  ----------------

PROPERTY AND EQUIPMENT
     Furniture, Fixtures, and Equipment                         784,188         784,188
     Software                                                    10,048
                                                       ----------------  ----------------
     Less Accumulated Depreciation                            (783,325)       (783,001)
                                                       ----------------  ----------------
          Net Fixed Assets                                       10,911           1,187
                                                       ----------------  ----------------
OTHER ASSETS
     Notes Receivable - Related Party                            40,776               -
                                                       ----------------  ----------------
          Total Other Assets                                     40,776               -
                                                       ----------------  ----------------

TOTAL ASSETS                                           $        260,229  $       28,777
                                                       ================  ================







                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (Continued)

                                                                     September 30,         December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                                    2003                 2002
------------------------------------                                 -------------         -------------


CURRENT LIABILITIES
     Accounts Payable                                                 $    32,668          $     14,148
     Accrued Expenses                                                      51,938                     -
     Accrued Interest                                                       6,946                84,393
     Short Term Notes Payable                                             100,000               940,939
                                                                     -------------         -------------
          Total Current Liabilities                                       191,552             1,039,480
                                                                     -------------         -------------
NON-CURRENT LIABILITIES
     Long Term Note Payable                                               819,333                     -
                                                                     -------------         -------------
          Total Long Term Liabilities                                     819,333                     -
                                                                     -------------         -------------
TOTAL LIABILITIES                                                       1,010,885             1,039,480
                                                                     -------------         -------------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 3,500,000 and 0 Issued and
         Outstanding at September 30, 2003 and
         December 31, 2002                                                350,000                     -
    Common Stock - $.005 par value, 150,000,000
         Authorized, 6,384,610 and 214,306 Issued and
         Outstanding at September 30, 2003 and
         December 31, 2002                                                 31,923                 1,072
     Paid in Capital                                                      535,491               106,081
     Accumulated Comprehensive Income                                           -                 2,500
     Accumulated Deficit                                               (1,668,070)           (1,120,356)
          Total Stockholders' Equity (Deficit)                           (750,656)           (1,010,703)
                                                                     -------------         -------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                           $    260,229          $     28,777
                                                                     =============         =============





                 See accompanying notes to financial statements




                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                                    For the Three Months Ended            For the Nine Months Ended
                                                           September 30,                         September 30,
                                                       2003              2002               2003              2002
                                                  -------------     -------------     -------------    -------------

Revenue                                           $     69,415      $          -      $      69,415    $          -
Cost of Goods Sold                                      52,276                 -             52,276               -
                                                  -------------     -------------     -------------    -------------
Gross Profit                                            17,139                 -             17,139               -
                                                  -------------     -------------     -------------    -------------
Operating Expenses
  Selling and Marketing                                 36,021                 -             36,021               -
  Printing Services                                     21,578                 -             21,578               -
  General and Administrative                           164,108             5,968            213,198         181,097
                                                  -------------     -------------     -------------    -------------
  Total Operating Expenses                             221,707             5,968            270,797         181,097
                                                  -------------     -------------     -------------    -------------
Operating Income (Loss)                               (204,568)           (5,968)         (253,658)        (181,097)
                                                  -------------     -------------     -------------    -------------
Other Income (Expense)
  Miscellaneous Income                                       -           (21,171)            8,745                -
  Interest Income (Expense)                            (24,353)                -           (45,524)         (76,120)
  Permanent Impairment of
   Marketable Securities                                     -                 -           (14,331)               -
  Gain from Lawsuit Settlement                               -            17,500                 -           17,500
  Gain on Forgiveness of Debt                                -                 -           947,637          497,526
  Write Down of Investment                          (1,190,583)                -        (1,190,583)               -
                                                  -------------     -------------     -------------    -------------
  Total Other Income (Expense)                      (1,214,936)           (3,671)         (294,056)         438,906
                                                  -------------     -------------     -------------    -------------
Net Income (Loss)                                 $ (1,419,504)     $     (9,639)     $   (547,714)    $    257,809
                                                  =============     =============     =============    =============

Basic Earnings Per Share                          $      (0.25)     $      (0.04)     $      (0.27)    $       1.20
                                                  =============     =============     =============    =============
Diluted Earnings Per Share                        $      (0.06)     $      (0.04)     $      (0.07)    $       1.20
                                                  =============     =============     =============    =============




                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)

                                                                                                         Accumulated    Retained
                                       Preferred Stock              Common Stock           Paid in            Comp.     Earnings/
                                   Shares          Par Value  Shares           Par Value   Capital           Income     (Deficit)
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------

Balance at December 31, 2001            --     $      --      21,430,587    $   107,153    $      --     $      --     $(1,371,004)

Retroactive Adjustment for
100:1 Reverse Stock Split
June 23, 2003                           --            --     (21,216,281)      (106,081)       106,081          --            --
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
Restated Balance at
December 31, 2001                       --            --         214,306          1,072        106,081          --      (1,371,004)

Other Comprehensive Income              --            --            --             --             --           2,500          --
Net Income                              --            --            --             --             --            --         250,648
                                 -----------   -----------   -----------    -----------    -----------   -----------   -----------
Balance at December 31, 2002            --            --         214,306          1,072        106,081         2,500    (1,120,356)

Issuance of Stock for Services
   June 17, 2003                        --            --          10,000             50         19,950          --            --

Issuance of Stock for Services
   June 30, 2003                        --            --         800,000          4,000         12,000          --            --

Issuance of Shares in
   Connection with MediaWorx
   Merger, July 1, 2003            3,500,000       350,000     4,250,000         21,250           --            --            --





                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)

                                                                                                      Accumulated      Retained
                                     Preferred Stock                Common Stock           Paid in      Comp.          Earnings/
                                 Shares        Par Value        Shares      Par Value      Capital     Income          (Deficit)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Shares Issued for Cash
July 31, 2003                          --     $      --         263,016   $     1,315   $    87,987   $      --      $      --

Shares Issued for Cash
August 15, 2003                        --            --         160,647           803        62,746          --             --

Shares Issued for Cash
September 2, 2003                      --            --         398,318         1,992       145,916          --             --

Shares Issued for Cash
September 17, 2003                     --            --         288,323         1,441       100,811          --             --

Other Comprehensive Loss               --            --            --            --            --          (2,500)          --
Net Loss                               --            --            --            --            --            --         (547,714)
                                -----------   -----------   -----------   -----------   -----------   -----------    -----------

Balance at September 30, 2003     3,500,000   $   350,000     6,384,610   $    31,923   $   535,491   $      --      $(1,668,070)
                                ===========   ===========   ===========   ===========   ===========   ===========    ===========



                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Nine Months Ended
                                                                   September 30,
                                                               2003                2002
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES

Net Income (Loss)                                            $  (547,714)   $   257,809
  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                                  324         66,862
       Gain on Forgiveness of Debt                              (947,637)      (497,526)
       Grant of Stock-Based Compensation                          36,000           --
       Permanent Impairment of Marketable Securities              14,331           --
       Write Down of Investment                                1,190,583           --

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                 (37,126)          --
      (Increase) Decrease in Prepaid Expenses                     (3,778)          --
      (Increase) Decrease in Related Party Receivable            (40,776)          --
      Increase (Decrease) in Accounts Payable                     19,653         97,176
      Increase (Decrease) in Accrued Payroll & Taxes              51,938           --
      Increase (Decrease) in Accrued Interest                     28,118         76,120
                                                             -----------    -----------

    Net Cash Used in Operating Activities                       (236,084)           441
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
  Short Term Loan to Related Party                                 5,331           --
  Purchase of Marketable Securities                               (5,331)       (11,832)
  Purchase of Property and Equipment                                --           (1,294)
  Purchase of Software                                           (10,048)          --
                                                             -----------    -----------

    Net Cash Used in Investing Activities                        (10,048)       (13,126)
                                                             -----------    -----------

CASH FLOWS FROM FINANCING ACTIVITIES
  Proceeds from Sale of Common Stock                             403,011           --
  Proceeds from Loans                                            105,500           --
  Payment on Note Payable                                       (105,500)       (17,500)
                                                             -----------    -----------

    Net Cash Used in Financing Activities                        403,011        (17,500)
                                                             -----------    -----------


                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                              For the Nine Months Ended
                                                                     September 30,
                                                                 2003            2002
                                                               --------        --------

Net (Decrease) Increase in Cash and Cash Equivalents           $156,879        $(30,185)
Cash and Cash Equivalents at Beginning of Period                 10,759          45,709
                                                               --------        --------

Cash and Cash Equivalents at End of Period                     $167,638        $ 15,524
                                                               ========        ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                     $   --          $   --
  Franchise and income taxes                                   $   --          $   --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
 None


















                 See accompanying notes to financial statements

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------

This summary of accounting policies for MediaWorx, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

The unaudited financial statements as of September 30, 2003 and for the three and nine month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results, which can be expected for full years.

Organization and Basis of Presentation
--------------------------------------

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

On July 1, 2003, the Company completed a reverse triangular merger involving Advanced Capital Services, LLC, a Nevada limited liability company, The MediaWorx, Inc. a wholly owned subsidiary of Solar Satellite Communications, Inc. and the Company and its newly formed wholly owned subsidiary MediaWorx Acquisition Company, LLC. As a result of the merger the Company acquired the assets of The MediaWorx, Inc., which consisted primarily of a business plan and the people involved in the management and procurement of print, packaging, and cross-media services. See Note 11 for detailed description of merger.

Nature of Operations
--------------------

MediaWorx, Inc. is a media production and management business. The services that the Company provides include print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. MediaWorx provides the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing company- it neither owns nor has its capital tied up in printing equipment or facilities but has access to an established network of the most capable, technologically advanced printers and production houses.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Use of Estimates
----------------

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

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of MediaWorx, Inc and its wholly owned subsidiary MediaWorx Acquisition Company, LLC. All significant intercompany accounts and transactions have been eliminated.

Cash Equivalents
----------------

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months of less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk
----------------------------

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Revenue Recognition
-------------------

The Company's revenues are derived from customized printing and cross media services. Revenue is recognized as the customer is invoiced for the services provided in accordance with the underlying purchase order. The Company recognizes gross revenues under the provision of Emerging Issues Task Force
(EITF)  Issue No. 99-19  "Recording  Revenue  Gross as  Principal  vs. Net as an
Agent".




                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Property and Equipment
----------------------

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

Net Income (Loss) Per Common Share
----------------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
The following reconciles amounts reported in the financial statements:


                                                       For the Three Months Ended September 30, 2003
                                                   -------------------------------------------------------
                                                      Income               Shares               Per-Share
                                                   (Numerator)         (Denominator)             Amount
                                                   -------------       -------------         -------------

Income Available to Common Stockholders            $(1,419,504)            5,695,568         $      (0.25)
                                                                                             =============
Effect of Dilutive Securities:

     Warrants                                               --               100,000
     Convertible Preferred Stock                            --            17,500,000
                                                   -------------       -------------         -------------

Income Available to Common Stockholders -
 Diluted Earnings Per Share                        $(1,419,504)           23,295,568         $      (0.06)
                                                   =============       =============         =============






                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Net Income (Loss) Per Common Share (Continued)
----------------------------------

                                                                   For the Three Months Ended September 30, 2002
                                                               ----------------------------------------------------------
                                                                  Income                Shares              Per-Share
                                                               (Numerator)          (Denominator)            Amount
                                                               --------------       --------------         --------------

Income Available to Common Stockholders                        $      (9,639)             214,306          $       (0.04)
                                                                                                           ==============
Effect of Dilutive Securities:

     Warrants                                                               -                   -
      Convertible Preferred Stock                                           -                   -
                                                               --------------       --------------
Income Available to Common Stockholders -
   Diluted Earnings Per Share                                  $      (9,639)             214,306          $       (0.04)
                                                               ==============       ==============         ==============


                                                                   For the Nine Months Ended September 30, 2003
                                                               ----------------------------------------------------------
                                                                  Income               Shares               Per-Share
                                                               (Numerator)          (Denominator)            Amount
                                                               --------------       --------------         --------------
Income Available to Common Stockholders                        $    (547,714)           2,044,837          $       (0.27)
                                                                                                           ==============
Effect of Dilutive Securities:
     Warrants                                                              -               35,531
     Convertible Preferred Stock                                           -            5,833,333
                                                               --------------       --------------
Income Available to Common Stockholders-
   Diluted Earnings Per Share                                  $    (547,714)           7,913,701          $       (0.07)
                                                               ==============       ==============         ==============

                                                                   For the Nine Months Ended September 30, 2002
                                                               ----------------------------------------------------------
                                                                  Income               Shares               Per-Share
                                                               (Numerator)           (Denominator)          Amount
                                                               --------------       --------------         --------------
Income Available to Common Stockholders                        $     257,809              214,306          $        1.20

Effect of Dilutive Securities:
     Warrants                                                             -                    -
     Convertible Preferred Stock                                          -                    -
                                                               --------------       --------------
Income Available to Common Stockholders -
   Diluted Earnings Per Share                                  $  257,809                214,306           $        1.20
                                                               ==============       ==============         ==============


Certain reclassifications have been made in the 2002 financial statements to conform with the September 30, 2003 presentation.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 2 - INCOME TAXES
---------------------

         Deferred income taxes (benefits) are provided for certain income and expenses that are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carryforwards for income tax purposes of approximately $1,143,000, expiring at various dates from December 31, 2008 through December 31, 2022. A loss generated in a particular year will expire for federal tax purposes if not utilized within fifteen years. The Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of this net operating loss carryforwards if certain ownership changes have been or will be taking place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carryforwards, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2003.

NOTE 3 - PREFERRED STOCK
------------------------

The Company has authorized 4,000,000 shares at $.10 par value convertible preferred stock. Shares of the Series A Preferred Stock are convertible at the option of the holder on a one-for-five basis, subject to adjustment for dilution, into shares of common stock. Each share of Series A Preferred Stock will be automatically converted into common stock upon a sale or transfer of all or substantially all of MediaWorx's assets for cash or securities, or a statutory share exchange in which stockholders of MediaWorx may participate.

Each share of Series A Preferred Stock has voting rights equal to the voting rights of the common stock on an as if converted basis. Upon any liquidation, dissolution or winding up of MediaWorx, whether voluntary or involuntary, the holders of record of shares of Series A Preferred Stock shall be entitled, before any distribution or payment is made upon outstanding shares of common stock, to be paid an amount equal to the Original Issue Price. If, upon such liquidation, the assets to be distributed among the holders of Series A Preferred Stock shall be insufficient to permit such payment, then the entire assets of MediaWorx to be so distributed shall be distributed ratably among the holders of Series A Preferred Stock.

On July 1, 2003, the Company issued 3,500,000 shares of preferred stock in connection with the merger between its wholly owned subsidiary, MediaWorx Acquisition Company, LLC and Advanced Capital Services, LLC.

                                 MEDIAWORX, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 4 - COMMON STOCK
---------------------

The Company has authorized 150,000,000 shares of $0.005 par value common stock.

On June 17, 2003, the Company issued 1,000,000 shares of common stock to a former officer in exchange for continued consulting for the company. The shares were valued at $.02 and the company recorded $20,000 of consulting expenses. These shares were subject to the 100:1 stock split described below.

On June 23, 2003, the Board of Directors approved a proposal to effectuate a 100 to 1 reverse stock split of the Company's outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock is reduced from 22,430,587 to 224,306 shares.

On June 30, 2003, the Company issued 800,000 shares of common stock to the Law Offices of Henry S. Meyer for legal services and consulting. The shares were valued at $.02 and the Company recorded $16,000 of consulting expenses.

On July 1, 2003, the Company issued 4,000,000 shares of common stock in connection with the merger between its wholly owned subsidiary, MediaWorx Acquisition Company, LLC and Advanced Capital Services, LLC.

Between July 31, 2003 and September 17, 2003, the Company issued 1,110,304 shares of common stock in connection with a regulation S offering. The shares were issued from $.34 to $.40 per share.

NOTE 5 - CHANGE IN CONTROL
--------------------------

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

NOTE 6 - NOTES PAYABLE
----------------------

A note payable to SDA List Brokers, Inc. (SDA), in the amount of $940,939, accrued interest at 9%, and was due in monthly payments of $6,200 beginning March 1, 2000. On June 25, 2003, this note and the accrued interest totaling $1,046,504 was settled by the Company in return for issuing a promissory note to SDA in the amount of $25,000, with 2% interest per annum, and a warrant to purchase up to 100,000 shares of common stock of the Company. If the warrant is not exercised by the expiration date of June 25, 2004 then the Company shall pay SDA $75,000. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized during the three-month period ending June 30, 2003.




                                  MEDIAWORX, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 6 B NOTES PAYABLE

As of September 30, 2003 and December 31, 2002 the following amounts are due:


                                                                September 30,      December 31,
                                                                   2003               2002
                                                                -------------      -------------

     Note Payable, Interest at 2%, payable to shareholder
      of Company upon request                                   $     275,000      $           -

     Note Payable, Interest at 12%, Due May 2008                      544,333                  -
                                                                -------------      -------------


     Total Long-Term Note Payable                               $     819,333      $           -
                                                                =============      =============


NOTE 7 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 8 - MARKETABLE EQUITY SECURITIES
-------------------------------------

During 2002, the Company purchased 100,000 shares of Solar Satellite Communications, Inc. an OTCBB listed company as a short-term investment in the amount of $14,332. As of September 30, 2003, this investment has been written down to $0 with a loss of $14,331.

                                 MEDIAWORX, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 9 - GOING CONCERN
----------------------

The accompanying financial statements have been prepared in conformity with accounting principles generally accepted in the United States, which contemplates the Company as a going concern. However, the Company has sustained substantial operating losses in recent years and has used substantial amounts of working capital in its operations. Realization of a major portion of the assets reflected on the accompanying balance sheet is dependent upon continued operations of the Company, which, in turn, is dependent upon the Company's ability to meet its financing requirements and succeed in its future operations. Management believes that actions presently being taken to revise the Company's operating and financial requirements provide them with the opportunity for the Company to continue as a going concern.

NOTE 10 - ACCOUNTS PAYABLE
--------------------------

Management negotiated with a vendor to settle a $5,133 account payable for $4,000, which was paid during the three-month period ending June 30, 2003. Debt forgiveness income in the amount of $1,133 was recognized.

NOTE 11 - MERGER
----------------

On July 1, 2003, the Company completed a reverse triangular merger ("the Merger") whereby the Company acquired the assets a subsidiary of Solar Satellite Communication, Inc. ("SSCI"), a print and cross-media marketing and management company. The Merger involved Advanced Capital Services, LLC, a Nevada limited liability company ("ACLLC"), MediaWorx Acquisition Company, LLC, a newly formed Nevada limited liability company and wholly owned subsidiary of the Company ("MWAC"), and the Company.

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

                                 MEDIAWORX, INC.
                          NOTES TO FINANCIAL STATEMENTS
              FOR THE NINE MONTHS ENDED SEPTEMBER 30, 2003 AND 2002
                                   (UNAUDITED)

NOTE 11 - MERGER (Continued)
----------------------------

In the exchange, as described above, the original members of ACLLC received 4,000,000 of the Company's common shares and 3,500,000 preferred shares convertible 1 to 5 into common shares with voting rights as if converted, i.e., 17,500,000 common shares, and SSCI received 250,000 of the Company's shares.

Additionally, ACLLC purchased a convertible promissory note held by Private Investors Equity, LLC that was originated when SSCI received $500,000 from Private Investors Equity, LLC. In lieu of exercising the default provisions, ACLLC converted the Note and accrued interest into 27,216,650 SSCI common shares and converted 250,000 Preferred C shares into shares with conversion rights of 1 to 40 into shares having conversion and voting rights of 1 to 360. These shares were partially distributed to ACLLC and to the owners of ACLLC, Diamond Capital LLC and Quest Capital Resources, LLC. As a result, MWAC now has 49% voting control of SSCI and Diamond and Quest respectively each own 23% voting control of SSCI. Furthermore as a result of this transaction, MWAC holds the note payable of $500,000 and accrued interest due to Private Investors Equity, LLC.

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB and the information incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, declarations regarding the intent, belief or current expectations of the Company and its management, projected sales, gross margin and net income figures, the availability of capital resources, and plans concerning products and market acceptance. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward looking statements should be considered accordingly.

The following discussion should be read in conjunction with the Financial Statements and notes thereto:

OVERVIEW

On July 1,  2003,  the  Company  completed  a reverse  triangular  merger  (`the
Merger") whereby the Company acquired the assets of a subsidiary of Solar Satellite Communication, Inc. ("SSCI"), a print and cross-media marketing and management company. The Merger was the subject of a Schedule 14C Information Statement filed July 1, 2003 and amended on July 23, 2003, as well as a Form 8-K filed July 1, 2003. MediaWorx Acquisition Company LLC, a Nevada limited liability company and wholly owned subsidiary of the Company, merged with and into Advanced Capital Services, L.L.C., a Nevada limited liability company ("ACLLC"), with MWAC being the surviving corporation and continuing its existence under the laws of the State of Nevada (the "Merger"). Articles of Merger were filed with the State of Nevada on July 1, 2003, being the Effective Date of the Merger. The terms of the Merger are set forth in an Agreement and Plan of Merger dated July 1, 2003 by and among the Registrant, the Merger Sub, and ACLLC.

Effective July 2003, the Company changed its name to MediaWorx, Inc. and the subsidiary changed its name to MediaWorx Company, LLC.

As a result of the Merger, MediaWorx, Inc. issued 4,250,000 shares of common stock and 3,500,000 shares of Series A Preferred Stock of MediaWorx, Inc. in consideration for all of the assets of the acquired company. Each Series A preferred share is convertible into 5 common shares, and has full voting rights equal to the converted number of shares.

On July 1, 2003, the Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock. During the third quarter, the Company completed a placement of 1,110, 304 shares of common stock with investors located outside of the United States. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144. The Company received a total of $403,011 for the shares.

The proceeds are being used to implement MediaWorx's business plan.

MediaWorx, Inc. is a media production and management business. The Company seeks to be the "best" single source solution for all of a Customer's media requirements including print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. MediaWorx is targeting commercial and other organizations with annual media expenditures of $100,000 or more.

MediaWorx recognizes that print and media buying encompasses a strong relationship aspect between the provider and the Customer. MediaWorx's business model is built on providing the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing company- it neither owns nor has its capital tied up in printing equipment or facilities but has access to an established network of the most capable, technologically advanced printers and production houses. MediaWorx's Customer's benefit by getting superior customer service - an end-to-end, single source solution from design and pre-press, to production by the most cost-effective and time efficient printer, through distribution and digital asset management.

The Company's business strategy is three-fold:

o Concentrate on commercial printing, a $110 billion business in the United States. This is still a highly fragmented industry with more than 58,000 entities providing printing services. MediaWorx has identified and contracted with a network of select printers with specific capabilities, equipment and technology that can be matched with specific printing jobs.

o Hire high volume Account Representatives and acquire Print Brokers with existing "books" of business. Account Representatives/Brokers recognize the following benefits of joining MediaWorx: increased sales productivity as the Company takes on the administrative and client management functions freeing them to sell more; additional product offerings resulting from the expanded list of printers available; and additional customer support and customer continuity. Most importantly these benefits result in increased earning potential for the Account Representatives/Brokers, as well as the opportunity to participate in the upside growth of a public company.

o Expand into other media. The processes from design through fulfillment are similar for electronic media. It is a relatively simple extension for MediaWorx to offer other media products and services, thus providing significant benefits to Customers in the management and control of their intangible assets such as trademarks, logos, and service marks.

RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES AND GROSS PROFITS

The Company had sales of $69,415 in the third quarter and gross profits of $17,139, a 24.7% gross margin, compared to no sales for the same period in 2002.

Consistent with the Company's business strategy to hire sales representative, the Company has hired 4 sales representatives in November.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2003 were $221,707 compared to $5,968 for the same period in 2002.

2003 Operating expenses included $36,021 for sales and marketing expense, $21,578 for printing services (pre-press department), and $164,108 for general and administrative costs. Approximately $45,000 of the general and administrative costs were associated with the Merger transaction.

OTHER EXPENSES

Other expenses consisted of $24,353 in interest expense and $1,190,583 expense associated with the Merger transaction. This compared to $3,671 in other expense for the same period in 2002.

NINE MONTHS ENDED SEPTEMBER 30, 2003 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2002

REVENUES AND GROSS PROFITS

Year-to-date sales and gross profits are $69, 415 and $17,139, respectively, the same as the quarterly results, as this was the Company's first quarter.

OPERATING EXPENSES

Operating expenses for the nine months ending September 30, 2003, were $270,797, compared to $181,097 for the nine months ending September 30, 2002. Approximately $45,000 of the 2003 expenses were associated with the Merger transaction.

OTHER INCOME (EXPENSES)

Year-to-date other expenses were $294,056 compared to income of $438,906 for the same period in 2002. 2002 other income was primarily due to a gain on the forgiveness of debt and a gain on the settlement of a lawsuit. In 2003, the Company had a $947,637 gain on the forgiveness of debt and miscellaneous income of $8,745. However, this was more than offset by costs of the Merger ($1,190,583), a loss on marketable securities ($14,331), and interest expense ($45,524).

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash balance of $167,638. The Company will require additional capital to continue operations. There is no assurance that capital will be available.

The Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock. During the third quarter, the Company completed a placement of 1,110, 304 shares of common stock with investors located outside of the United States in exchange for $403,011. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

None.

ITEM 2.  CHANGES IN SECURITIES

In conjunction with the Merger previously described, on July 1, 2003, the Company issued 4,250,000 shares of the Company's common stock.

During the third quarter, the Company completed a placement of 1,110, 304 shares of common stock with investors located outside of the United States in exchange for $403,011. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.


ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.
Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.
Form 8-K :

     A Current Report was filed on Form 8K on July 11, 2003, to announce the merger between the Company's wholly owned subsidiary MediaWorx Acquisition Company, LLC and Advanced Capital Services, LLC

     A Current Report was filed on Form 8K on July 22, 2003, to announce the name change to MediaWorx, Inc and the change in directors and officers.

     A Current Report was filed on Form 8K/A on September 9, 2003 to provide financial statements and pro forma financial statements in connection with the above merger.

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDIAWORX, INC.
                                  (Registrant)

DATE:                                By: /s/ LINDA A. BROENNIMAN
                                     -----------------------------------
                                     Linda A. Broenniman
                                     Chief Executive Officer and Director
                                     (Principal Executive and Financial Officer)