Form 10KSB
period 2003-12-31
MEDIAWORX INC
filed 2004-03-26
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                   FORM 10-KSB

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1933

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                           COMMISSION FILE NO. 0-21991




                                 MEDIAWORX, INC.
                                 ---------------
                 (Name of small business issuer in its charter)


          WYOMING                          2750                   98-0152226
          -------                          ----                   ----------
(State or other Jurisdiction of  (Primary Standard Industrial  (I.R.S. Employer
 Incorporation or Organization)   Classification Code Number)   ID No.)




                       1895 PRESTON WHITE DRIVE, SUITE 250
                             RESTON, VIRGINIA 20191
                                 (703) 860-6580
--------------------------------------------------------------------------------
(Address and telephone number of principal executive offices and principal place of business)



Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g)of the Exchange Act: Common Stock, $.005 par value

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] or [ ]

Check if there is no disclosure of delinquent filers in response to Item 405 of Regulation S-B contained in this form, and no disclosure will be contained, to the best of Registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year were $128,850.

As of March 22, 2004, there were 7,955,450 shares of the Registrant's Common Stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $8.84 million computed at the last closing price as of March 24, 2004.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]




                                 MEDIAWORX, INC.
                   FISCAL YEAR 2003 FORM 10-KSB ANNUAL REPORT

                                TABLE OF CONTENTS


PART I.....................................................................................1
------
Item 1: Description of Business............................................................1
-------------------------------
Item 1a: Risk Factors......................................................................7
---------------------
Item 2: Description of Property...........................................................11
-------------------------------
Item 3: Legal Proceedings.................................................................11
-------------------------
Item 4: Submission of Matters to a Vote of Security Holders...............................11
-----------------------------------------------------------


PART II....................................................................................1
-------
Item 5: Market for Common Stock and Related Stockholder Matters............................1
---------------------------------------------------------------
Item 6: Management's Discussion and Analysis of Financial Condition and  Results
--------------------------------------------------------------------------------
        of Operations......................................................................1
        -------------
Item 7: Financial Statements...............................................................4
----------------------------
Item 8: Changes in and Disagreements with Accountants on Accounting and Financial
---------------------------------------------------------------------------------
        Disclosure.........................................................................4
        -----------
Item 8A: Controls and Procedures...........................................................4
--------------------------------


PART III...................................................................................1
--------
item 9: Directors, Executive Officers, Promoters and Control Persons; Compliance with
--------------------------------------------------------------------------------------
        Section 16(a) of the Exchange Act..................................................1
        ---------------------------------
Item 10: Executive Compensation............................................................2
-------------------------------
Item 11: Security Ownership of Beneficial Owners and Management............................4
---------------------------------------------------------------
Item 12: Certain Relationships and Related Transactions....................................5
-------------------------------------------------------
Item 13: Exhibits and Reports on Form 8-K..................................................5
-----------------------------------------
Item 14: Principal Accountant Fees and Services............................................7
-----------------------------------------------

                                     PART I

Certain information contained in this Form 10-KSB are forward-looking statements (within the meaning of Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended). Forward-looking statements include, but are not limited to, statements contained in "Item 1: Description of Business" and "Item 7: Management's Discussion and Analysis of Financial Condition and Results of Operations" regarding MediaWorx's business and strategies, products and services, marketing and sales, competition, employees, financial performance, revenue and expense levels, and capital requirements to fund future operations and fixed asset needs. Factors set forth that appear with the forward-looking statements, or in our other Securities and Exchange Commission filings, could affect our actual results and could cause our actual results to differ materially from those expressed in any forward-looking statements made by, or on behalf of, us in this Form 10-KSB. In addition to statements that explicitly describe such risks and uncertainties, readers are urged to consider statements labeled with the terms "believes," "belief," "expects," "intends," "anticipates" or "plans" to be uncertain and forward-looking. The forward-looking statements contained herein are also subject generally to other risks and uncertainties that are described from time to time in our reports and registration statements filed with the Securities and Exchange Commission. In addition, prior financial performance and customer orders are not necessarily indicative of the results that may be expected in the future and we believe that such comparisons cannot be relied upon as indicators of future performance. Additionally, we undertake no obligation to publicly release the results of any revisions to these forward-looking statements which may be made to reflect events or circumstances occurring after the date hereof or to reflect the occurrence of unanticipated events.

ITEM 1: DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND


We are a media production and management business. The services that we provide include print, packaging, signage, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. We also provide our customers with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any customer order. We are a virtual printing company: we neither own nor have our capital tied up in printing equipment or facilities but we have access to an established network of technologically advanced printers and production houses.


On July 1, 2003, we completed a reverse triangular merger whereby we acquired the assets of a subsidiary of Solar Satellite Communication, Inc., a print and cross-media marketing and management company. Effective July 2003, we changed our name to MediaWorx, Inc.

MEDIA PRODUCTION AND MANAGEMENT

We are a single source solution for our business customers. Our products and services are designed with the intent of meeting the needs of our customer (the print buyer) by customizing the buying experience to each customer's preferences through:

o    A detailed  customer  service  approach  through  three  levels of customer
     support,   including  the  Sales   Representative,   the  Customer  Service
     Representative, and the Digital Service Representative;


                                    PART I-1



o Prepress and technical support facilities where current technology has been integrated into a seamless system to provide buyers control over the entire production process; and

o Extensive production capabilities through a network of production partners, representing every type of production process.

Detailed Customer Service
-------------------------
We have designed our business model and corporate  infrastructure to insure that our  customers'  needs get top  priority.  With that in mind,  we provide  three levels of customer support,  including:
o    A sales representative has the primary interaction with the customer.  They visit customers personally and consult with them to define, strategize, and review projects;
o    A customer service  representative is assigned to every customer to provide daily interaction with the customer. They oversee every job, provide status updates,  assist  in any  problems  that may  arise,  and  insure  that the customer is  completely  satisfied  with every job.  The  customer  service representative  allows the sales  representatives  the  freedom to focus on relationship  management  and  build  new  business  with new and  existing customers; and
o    A digital service  representative is assigned to every project. The digital service  representative  oversees the technical aspects of each project and insures that the project goes to the optimal  print/cross  media production partner.  Furthermore the digital service representative provides technical support via the telephone or Internet.

On-Site Controlled PrePress Operations
--------------------------------------
We have assembled state-of-the-art  technology and integrated it into a seamless system to provide  high-end buyers complete  control over the entire  production process. All orders first go to our on-site prepress operation.  Here every file is preflighted and corrected,  converting it to  production-ready  status. It is then forwarded to the matching print/cross media production facility.

Our prepress operation  optimizes each job for the equipment on which it will be produced.  Through a process of  profiling  and testing,  automated  scripts are
created  for  the  optimization  process.   Critical  processes  such  as  color
calibration  and image  resolution are checked on each job,  improving the speed and insuring the quality of production.

Extensive Production Capabilities
---------------------------------
We  have  a  network  of  production  partners,  representing  unlimited  annual
production   capacity.   Each  production   partner  passes  through   stringent
requirements  for  quality  control,  capabilities,   technology  adoption,  and
stability. Production partners represent various production process, including:

Printing:
        o    Sheet-fed offset                                    o    Web Offset
        >>       1 color, 2 color, 4 color                       >>       Half and Full Web
        >>       Up to 77" full color press                      >>       Cold and Heatset
        o    Digital Printing                                    o    Letterpress
        >>       High-speed laser                                >>       Die-Cutting
        >>       Personalization                                 >>       Embossing
        >>       Digital offset                                  >>       Foil Stamping
        >>       Wide-format inkjet
        o    Screen Printing                                     o    Plastic Printing






                                    PART I-2

Coatings:                                                        Mailing and Fulfillment
        o    Aqueous                                             o    List management
        o    Varnishes                                           o    Addressing
        o    UV                                                  o    Pick n pack
        o    Lamination

Bindery and Finishing
        o    Automatic insertion equipment                       o    Perfect binding
        o    Embossing & foil stamping                           o    Saddle stitching up to 96 pages & cover
        o    Folding (maps, double-gate, tri, etc)               o    Binding:
        o    Fulfillment & custom handwork                       >>       GBC plastic comb
        o    In line gluing                                      >>       Spiral binding
                                                                 >>       Wire-o binding

Specialty Services:                                              Packaging:
        o    Remoistable Glue                                    o    Promotional & product boxes
        o    Scratch-offs                                        o    CD holders
        o    Label-roll / sheet / singles                        o    VHS sleeves

Multi-Media                                                      Point of Purchase Materials:
        o    CD production & duplication                         o    POP  displays with mounted easels
        o    Video production & duplication                      o    Door & mirror hangers
        o    Web-site development                                o    Coupon pads
        o    Email newsletters & broadcasts                      o    Posters - various mounting & laminating
        o    Cross media publishing, Internet                    o    Vinyl & styrene banners
                                                                 o    Shelf talkers & danglers
Digital Asset Management:
        o    Storage & Archiving
        o    Print-on-demand
        o    Data base personalization


Through our extensive network, customers' projects are matched to the production house that can best meet their job specifications and any other requirements or corporate goals. Should multiple vendors be required, we have the capability to interact with each vendor and yet be a single source of contact for the customer.

Benefits of MediaWorx's Services
--------------------------------
Some of the benefits we can provide to customers include:
o SINGLE SOURCING: Customers need only to interact with us. We outsource all creative and manufacturing work, matching the job specifications and customer requirements with the vendor best suited to complete the project, taking into account quality, efficiency and cost. Products which buyers may be procuring from multiple vendors nationwide can be consolidated to a single manufacturer ensuring volume pricing and consistency.




                                    PART I-3

o CONVENIENT ORDER PLACEMENT: Customers place orders and requests for estimate any time, 24 x 7, through their choice of telephone, fax, email, or the web browser. Orders for more complex projects, such as full-color catalogs and direct mail campaigns, can be handled in person by the customer's sales representative or customer service representative, if so desired.
o ACCURATE FULFILLMENT: Customers can access their corporate information online through a color consistent and dimensionally accurate screen rendering. Customers can order their products from their own digital online catalog, thus reducing errors associated with data reentry, typesetting and the use of outdated document versions.
o CONTROL OVER PRODUCTION: Online order entry and job tracking system allows customers to set milestones and track progress. Changes in job status are posted by and communicated to all constituent team members.
o INTERNAL FINANCIAL CONTROLS: Our job tracking system allows the customer to define approval levels and financial limits. Furthermore, the customer has the capacity to monitor spending, including who is spending, how much they are spending, and what products are being purchased.
o SCALABILITY: Our tracking systems and controls can scale to a large number of new employees and new products. It has the ability to handle unlimited order volume without compromising system integrity and performance.
o MAINTENANCE OF HISTORY: We provide a central point for the storage, categorization and retrieval of a customer's corporate documents and all related digital assets. This both speeds up and simplifies the preparation and ordering of follow-on materials.
o COST SAVINGS: Through the efficiencies gained by automation and aggregation, we are able to pass additional savings on to customers. Furthermore, by streamlining the order and fulfillment process, customers are typically able to realize internal cost reductions.

In addition to the benefits provided to customers, we provide significant advantages to our commercial production partners. Some of these benefits include:
     o STREAMLINED MANUFACTURING: We eliminate pre-press manufacturing steps by providing commercial print partners with print-ready files routed directly to their printing systems.
     o REDUCTION OF ERRORS: Our systems allow significantly improved communications among all the participants in the print order. This improved interaction and the ability to send markups and proofs online, helps to eliminate errors.
     o INCREASED CAPACITY UTILIZATION: Vendors receive only those projects best suited to their own plants and equipment. Thus they are able to improve the utilization of that equipment.
     o INCREASED SALES PRODUCTIVITY: We allow our print partners access to new customers and markets. If they choose, printers can reduce selling and marketing costs while extending their reach.
     o FOCUS ON CORE COMPETENCIES: The typical printer is focused on manufacturing. We allow printers to off-load their most inefficient processes: marketing, customer service, telecommunications, and technical support. They are able to focus on their core competency: printing.
     o COST SAVINGS: Printers are relieved of the costs associated with sales & marketing, customer service, and telecommunications. Furthermore, by eliminating the pre-press process and reducing errors, print partners are able to realize significant cost savings.


                                    PART I-4

CUSTOMERS AND MARKETS

Marketing and promotional materials are employed throughout business organizations today. The U.S. commercial printing industry, excluding publishing, is $110 billion, and is over $365 billion worldwide. We believe that when one also includes multi-media communications, including web-based materials, the size of the market is significantly expanded.

Our target customers are mid- to large-size companies who spend $50,000 to over $10 million per year on printing and cross media products. The Company intends to leverage its customer service approach to build solid personal relationships and develop strong name brand recognition. The Company will expand on a geographical basis, targeting major metropolitan areas nationwide. It will further its expansion into specific vertical markets, using those same customer relationships to build brand awareness with new potential customers within the same vertical market.

We recognize that print and media buying encompasses a strong relationship aspect between the provider and the Customer. Our business model is built on providing our sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. We are a virtual printing company: we neither own nor have capital tied up in printing equipment or facilities but have access to an established network of the most capable, technologically advanced printers and production houses. Our Customer's benefit by getting superior customer service - an end-to-end, single source solution from design and pre-press, to production by the most cost-effective and time efficient printer, through distribution and digital asset management.

MARKETING AND SALES STRATEGY

Our sales and marketing strategy is centered around the concept of high customer touch. Our overall approach is to combine the best of old fashioned hand holding with proprietary customer relationship management technology. We understand the print buyer needs and have developed an integrated system to support those needs. We feel that the importance of the personal relationship side of the business will increase with technological adoption.

Our sales and marketing strategy includes the following elements:

Build an aggressive direct sales force
--------------------------------------
Experienced, knowledgeable, regional sales representatives with strong printing or related industry backgrounds will enable us to build long-term consultative relationships with our clients and prospects. We plan to focus on recruiting two types of sales people:
o Top producing printing sales people who can bring with them a major book of business from existing customer relationships.
o Top producing sales people in related industries. They will also be able to bring with them strong customer relationships, as their customers will most likely be the same people who buy printing. However the sales representatives will have to be trained in the specifics of commercial print marketing and production.





                                    PART I-5

Build a strong customer support team
------------------------------------
We are building an infrastructure with customer service representatives and digital service representatives to provide continued intensive support to our customers. This structure allows the sales representatives to focus on generating sales leads, developing strong relationships, and closing sales.

Pursue a focused business to business strategy
----------------------------------------------
We will focus our sales efforts on mid-market and large customers with annual printing needs of $50,000 to $10 million. It is our intention to use existing customer relationships to further penetrate vertical markets. By demonstrating strong customer service, we hope to gain additional customers. Additionally we intend to attend association and industry meetings and distribute case studies and promotional literature.

Expand into geographical areas with strong demographics, on a concentric basis
------------------------------------------------------------------------------
We intend on extending the geographic presence of our sales force to acquire customers in new markets. Initially, top producers will be hired in desirable metropolitan markets. Once we have developed a significant customer base in the area, an office will be opened with the requisite infrastructure to support the business. Alternatively, we may consider entering into strategic mergers in desirable metropolitan markets.

Build brand name recognition
----------------------------
We will pursue marketing programs to promote our brand name and reputation as a leading e-printer. These programs include trade shows, public relations, seminars, distribution of marketing materials, and other activities focused on gaining industry visibility. Our highest profile effort to build our brand will be through our strategic partnerships. These affiliations will manifest in trade publication advertisements, seminars, conferences and promotional videos.

COMPETITION

The market for business materials is very competitive. We primarily compete with local and regional commercial printers, which are either independent or owned by print industry consolidators, and with print brokers or other Internet-based print providers. The U.S. commercial printing industry, excluding publishing, is $110 billion, and is over $365 billion worldwide. This large and growing industry has faced considerable change driven by growth of the Web and new e-business tools, and rapidly changing hard asset technology. There are an estimated 58,000 local and regional printers, 60,000 related creative concerns such as advertising agencies, graphic design firms, publishers and corporate design groups, 13,000 print brokers, and thousands of print-buying organizations. These printers aggressively compete for business printing orders in the markets they serve.

Traditional commercial printers often have long standing relationships with customers. We face challenges in convincing prospective customers to consider alternatives to their traditional printer. Commercial printers primarily compete on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must effectively compete in each of these areas.

We also face direct competition from printing services brokers who offer customers a relatively wide variety of products and services and are able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long standing customer relationships.



                                    PART I-6

We also face competition from other Internet-based companies that offer business printing services, as well as others that may develop such services in the future. Potential developers of competing electronic commerce services may include consumer printing service providers, office service providers, equipment manufacturers and financial printers and publishers.

EMPLOYEES

As of March 2, MediaWorx has nine non-union employees, including five sales representatives, a customer service manager, a digital service manager, and two executives. We consider our relations with our employees to be good.


ITEM 1A: RISK FACTORS

WE HAVE A LIMITED HISTORY AND HAVE EXPERIENCED LOSSES, WHICH MAY NEGATIVELY IMPACT OUR ABILITY TO ACHIEVE OUR BUSINESS OBJECTIVES.

We had a net loss for the year ended December 31, 2003 of $837,119, compared to net income of $250,638 for the year ended December 31, 2002. We started business as MediaWorx in July 2003. Such limited operating history and the emerging nature of the market in which we compete make it difficult to assess the Company's prospects or predict future operating results. The Company's recent revenue growth is not an indication of the Company's future rate of revenue growth. The Company's prospects are subject to the risks and uncertainties frequently encountered in the establishment of a new business enterprise. Revenues and profits, if any, will depend on various factors, including whether we will be able to continue expansion of revenue. We may not achieve our business objectives and the failure to achieve such goals would have an adverse impact on us.

QUARTERLY RESULTS ARE DIFFICULT TO PREDICT AND LIKELY TO FLUCTUATE.

We compete in the general commercial printing and media sector, where the business is characterized by individual orders from customers for specific printing/media projects rather than long-term contracts. Continued engagement for successive jobs depends on the customers' satisfaction with the services provided. As a result, the number, size, and profitability of printing/media jobs in a given period is difficult to predict. Moreover, because of our short operating history, period-to-period comparisons of operating results are neither necessarily meaningful nor an indication of future performance.

To obtain new customers, we must overcome long-standing customer relationships and long sales cycles; failure to obtain new customers could result in increased expenses and operating losses.

Many of the potential customers that we pursue through the direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. To successfully sell our products, we generally must educate potential customers on the use and benefits of our services, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers. The period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year. Furthermore, a substantial majority of revenue will be derived from customers that we obtain through hiring of high-volume sales representatives and acquisitions of print brokers. There can be no assurance


                                    PART I-7
that acquired customers will transfer all of their business to us. If we are unable to obtain new customers, it could result in increased operating and marketing expenses and operating losses.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST TRADITIONAL AND NEW PLAYERS IN THE INDUSTRY, OUR BUSINESS MAY NOT SUCCEED.

The printing/cross media publishing industry is intensely competitive. Competitors vary in size and in the scope and breadth of the products and services offered. We compete primarily with local and regional vendors, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 31,000 local and regional commercial printers operating nationwide. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

Traditional commercial printers often have long-standing relationships with customers. We face substantial challenges in convincing businesses to consider alternatives to their traditional printers. In addition, printers typically have extensive local sales forces that regularly canvass and solicit businesses in the areas they serve. Commercial printers compete primarily on product pricing, product and service quality and, to a lesser extent, on innovation in printing technologies and techniques. To attract new customers and retain our existing customers, we must compete effectively in each of these areas.

We also face substantial competition from printing services brokers-companies that contract with businesses to select and procure printing services from a variety of printers. Brokers are able to offer customers a relatively wide variety of products and services, and are often able to obtain favorable pricing for their customers by soliciting bids from a variety of printers. Like local and regional printers, printing services brokers often have long-standing customer relationships and extensive local direct sales forces.

MANY OF OUR COMPETITORS ARE LARGER AND HAVE GREATER FINANCIAL AND OTHER RESOURCES THAN WE DO AND THOSE ADVANTAGES COULD MAKE IT DIFFICULT FOR US TO COMPETE WITH THEM.

The media production industry is extremely competitive and includes several companies which have achieved substantially greater market share than we have, have longer operating histories, have larger customer bases, and have substantially greater financial, development and marketing resources than we do. If overall demand for our products should decrease it could have a materially adverse affect on our operating results.

TECHNOLOGY DEVELOPMENTS COULD REDUCE THE DEMAND FOR OUR SERVICES OR RENDER OUR PRODUCTS OBSOLETE AND UNMARKETABLE.

In recent years, the market for business materials has experienced significant changes due to advances in computer and communication technologies. Certain products that were once commercially printed are now generated on computers and disseminated in a digital or electronic format rather than in a paper format. Although we have anticipated the trend to cross-media publishing, adding partners in CD, video, and website production, there can be no assurances that other technology developments will not have an adverse effect on our business.

To be successful, we must offer products and services that keep pace with technological developments and emerging industry standards, address the ever-changing and increasingly sophisticated needs of our customers and achieve broad market acceptance. In our efforts to develop these types of products and services, we may:



                                    PART I-8

o be unable to cost-effectively or in a timely manner develop, market or sell these products and services;
o encounter products, capabilities or technologies developed by other companies or entities that render our products and services obsolete or noncompetitive, or that shorten the life cycles of our existing products and services; or
o experience difficulties that could delay or prevent the successful development, introduction, and adoption of these new products and services.

WE ARE DEPENDENT ON MANAGEMENT . IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, OUR BUSINESS OPERATIONS WILL BE HARMED.

We are dependent on the expertise and experience of our officers, directors, key staff, and sales representatives. The implementation of our business plan is dependent on our ability to attract and retain additional quality sales represtantives. The loss of any of our current employees or the inability to attract and retain new employees in the future would have a material adverse effect on our business.

IF WE ARE UNABLE TO OBTAIN ADDITIONAL FUNDING OUR BUSINESS OPERATIONS WILL BE HARMED AND IF WE DO OBTAIN ADDITIONAL FINANCING OUR THEN EXISTING SHAREHOLDERS MAY SUFFER SUBSTANTIAL DILUTION.

We will require additional funds to sustain and expand our sales and marketing activities. We anticipate that we will require up to approximately $1.0 million to fund our continued operations for the next twelve months, depending on revenue from operations. Additional capital will be required to effectively support the operations and to otherwise implement our overall business strategy. There can be no assurance that financing will be available in amounts or on terms acceptable to us, if at all. In 2003, we engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of our common stock. The shares are being offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. In 2003, we received a total of $634,080 through the offshore offering. We anticipate continued funding from the Regulation S Offering. The inability to obtain additional capital will restrict our ability to grow and may reduce our ability to continue to conduct business operations. If we are unable to obtain additional financing, we will likely be required to curtail our marketing and development plans and possibly cease our operations. Any additional equity financing may involve substantial dilution to our then existing shareholders.


OUR PRINCIPAL STOCKHOLDERS, OFFICERS AND DIRECTORS OWN A CONTROLLING INTEREST IN OUR VOTING STOCK AND INVESTORS WILL NOT HAVE ANY VOICE IN OUR MANAGEMENT.

Our officers and directors beneficially own approximately 55% of our outstanding common stock. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:
     o    election of our board of directors;
     o    removal of any of our directors;
     o    amendment of our certificate of incorporation or bylaws; and
     o adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.



                                    PART I-9

As a result of their ownership and positions, our directors and executive officers collectively are able to influence all matters requiring stockholder approval, including the election of directors and approval of significant corporate transactions. In addition, sales of significant amounts of shares held by our directors and executive officers, or the prospect of these sales, could adversely affect the market price of our common stock. Management's stock ownership may discourage a potential acquirer from making a tender offer or otherwise attempting to obtain control of us, which in turn could reduce our stock price or prevent our stockholders from realizing a premium over our stock price.

COMMON STOCK ELIGIBLE FOR FUTURE SALE MAY ADVERSELY AFFECT THE MARKET.

As of March 22, 2004, we had 7,955,450 shares of our Common Stock issued and outstanding of which we believe 7,050,242 shares to be restricted shares. Rule 144 provides, in essence, that a person holding "restricted securities" for a period of one year may sell only an amount every three months equal to the greater of (a) one percent of a company's issued and outstanding shares or (b) the average weekly volume of sales during the four calendar weeks preceding the sale. The amount of "restricted securities" which a person who is not an affiliate of our company may sell is not so limited, since non-affiliates may sell without volume limitation their shares held for two years if there is adequate current public information available concerning our company. In such an event, "restricted securities" would be eligible for sale to the public at an earlier date. The sale in the public market of such shares of common stock may adversely affect prevailing market prices of our common stock.

OUR COMMON STOCK IS SUBJECT TO THE "PENNY STOCK" RULES OF THE SEC AND THE TRADING MARKET IN OUR SECURITIES IS LIMITED, WHICH MAKES TRANSACTIONS IN OUR STOCK CUMBERSOME AND MAY REDUCE THE VALUE OF AN INVESTMENT IN OUR STOCK.

The Securities and Exchange Commission (the "Commission") has adopted Rule 15g-9 which establishes the definition of a "penny stock," for the purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share, subject to certain exceptions. For any transaction involving a penny stock, unless exempt, the rules require:
o that a broker or dealer approve a person's account for transactions in penny stocks; and
o the broker or dealer receive from the investor a written agreement to the transaction, setting forth the identity and quantity of the penny stock to be purchased.

In order to approve a person's account for transactions in penny stocks, the broker or dealer must:
o obtain financial information and investment experience objectives of the person; and
o make a reasonable determination that the transactions in penny stocks are suitable for that person and the person has sufficient knowledge and experience in financial matters to be capable of evaluating the risks of transactions in penny stocks.

The broker or dealer must also deliver, prior to any transaction in a penny stock, a disclosure schedule prescribed by the Commission relating to the penny stock market, which, in highlight form:
o sets forth the basis on which the broker or dealer made the suitability determination; and
o that the broker or dealer received a signed, written agreement from the investor prior to the transaction.

Generally, brokers may be less willing to execute transactions in securities subject to the "penny stock" rules. This may make it more difficult for investors to dispose of our common stock and cause a decline in the market value of our stock.


                                   PART I-10

Disclosure also has to be made about the risks of investing in penny stocks in both public offerings and in secondary trading and about the commissions payable to both the broker-dealer and the registered representative, current quotations for the securities and the rights and remedies available to an investor in cases of fraud in penny stock transactions. Finally, monthly statements have to be sent disclosing recent price information for the penny stock held in the account and information on the limited market in penny stocks.


ITEM 2: DESCRIPTION OF PROPERTY

MediaWorx's rents 3,849 sq. ft of office space at 1895 Preston White Drive, Suite 250, Reston, Virginia 20191 for its corporate headquarters. The rent is month to month.

In November 2003, the Company entered in a lease agreement for a 216 sq. ft. office in Pittston, Pennsylvania for $190 per month. The lease expires on November 30, 2004.

ITEM 3: LEGAL PROCEEDINGS

From time to time, we may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. We are currently not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on our business, financial condition or operating results.

ITEM 4: SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS

Four items were submitted to a vote of security holders at a Special Meeting of Shareholders held June 24, 2003. The following items were approved at this meeting:

1. A 100 to 1 reverse stock split;
2. The reverse triangular merger previously described;
3. A name change of the Company to MediaWorx, Inc.; and
4. Election of Linda A. Broenniman and Edward G. Broenniman to the Board of Directors of the Company.






                                   PART I-11



                                     PART II

ITEM 5: MARKET FOR COMMON STOCK AND RELATED STOCKHOLDER MATTERS

MediaWorx's Common Stock, $0.005 par value, is quoted on the over-the-counter bulletin board, under the trading symbol "MEWX". The following table sets forth the range of the high and low bid prices per share of Common Stock as reported by the National Association of Securities Dealers during each quarter for the two years ended December 31, 2003 and 2003, respectively. Such quotations do not necessarily reflect actual transactions:

                                                                     Bid Price
                                                          ---------------------------------
             Quarter Ended                                     High               Low
             -----------------------------                ---------------     -------------

             December 31, 2003                                   $3.00             $2.05
             September 30,2003                                   $3.90             $2.02
             June 30, 2003 **                                    $3.00             $0.01
             March 31, 2003                                      $0.05             $0.01

             December 31, 2002                                   $0.05             $0.00
             September 30, 2002                                  $0.01             $0.01
             June 30, 2002                                       $0.01             $0.01
             March 31, 2002                                      $0.02             $0.01

                  ** 1:100 stock split June 25, 2003


There were approximately 668 record holders of the Common Stock as of December 31, 2003.

MediaWorx has not declared any cash dividends to date and does not expect to do so in the foreseeable future.

ITEM 6: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

Some of the information in this Form 10-KSB contains forward-looking statements that involve substantial risks and uncertainties. You can identify these statements by forward-looking words such as "may," "will," "expect," "anticipate," "believe," "estimate" and "continue," or similar words. You should read statements that contain these words carefully because they:
o    discuss our future expectations;
o contain projections of our future results of operations or of our financial condition; and
o    state other "forward-looking" information.

We believe it is important to communicate our expectations. However, there may be events in the future that we are not able to accurately predict or over which we have no control. Our actual results and the timing of certain events could differ materially from those anticipated in these forward-looking statements as a result of certain factors, including those set forth under "Risk Factors," "Business," and elsewhere in this prospectus. See "Risk Factors."

The following discussion should be read in conjunction with our audited financial statements and notes thereto which appear elsewhere in this report.


                                   PART II-1

GENERAL
-------

We are a media production and management business. The services that we provide include print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. We also provide our customers with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any customer order. We are a virtual printing company- we neither own nor have our capital tied up in printing equipment or facilities but we have access to an established network of technologically advanced printers and production houses.

RESULTS OF OPERATIONS

We began operations as MediaWorx on July 1, 2003. For the first several months we largely focused on putting the financing and the infrastructure in place to support sales growth. The following key elements were put in place:


o    The vendor relationship program
     We designed and implemented a careful selection process to insure capability, quality, financial stability, and trustworthiness from each and every vendor. We identified and contracted with a network of select printers and media production partners with specific capabilities, equipment and technology that can be matched with any customer project.


o    The enterprise-wide management system
     We selected and implemented an enterprise-wide management system. Further customization is anticipated in 2004.This system allows us to efficiently handle all transactions. It is expected therefore, that we will be able to add significant growth without increasing our internal costs.

We believe this focus has resulted in a strong base to support our expansion. We have initiated the building of an experienced, direct sales force and are concentrating our recruiting efforts on sales representatives who have solid relationships with mid- to large-size organizations who spend $50,000 to over $10 million per year on printing and other media products.

REVENUES AND GROSS PROFITS

We had sales of $128,850 in 2003 and gross profits of $31,565, a 24.5% gross margin. We had no sales in 2002.

Consistent with our business strategy to hire sales representatives, we hired four sales representatives in November-December of 2003. We currently have letters of intent with two additional sales representatives and anticipate bringing these individuals on board in the first and second quarters of 2004.


                                   PART II-2

OPERATING EXPENSES

Operating expenses were $558,583 compared to $189,586 for 2002.

2003 operating expenses included $112,726 for sales and marketing expense, $44,105 for printing services (pre-press department), and $401,752 for general and administrative costs. Approximately $45,000 of the general and administrative costs were associated with the merger transaction.

OTHER EXPENSES

Other expenses were ($310,101) in 2003. In 2002, the Company had other income of $440,234, primarily due to a gain on the forgiveness of debt and a gain on the settlement of a lawsuit. In 2003, we had a $947,637 gain on the forgiveness of debt and miscellaneous income of $8,745. However, this was more than offset by costs of the merger ($1,190,583), a loss on marketable securities ($14,331), and interest expense ($61,766).

LIQUIDITY AND CAPITAL RESOURCES

On December 31, 2003, we had a cash balance of $101,807. The Company requires additional capital to continue operations. There is no assurance that capital will be available or will be available on terms that we can afford.

We engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of our common stock. During 2003, we completed a placement of 1,794,953 shares of common stock with investors located outside of the United States in exchange for $634,080. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

In February 2004, we entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The bid price is defined as the closing bid price, as reported by Bloomberg L.P., of the common stock on the principal market or if the common stock is not traded on a principal market, the highest reported bid price as furnished by the National Association of Securities Dealers, Inc. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC.

In order to continue to facilitate our capital requirements, in agreement with Private Investors' Equity, LLC, the interest payments for the months August 2003 through August 2004 will be capitalized. The new principal balance will be approximately $612,000.

We also gave Cornell Capital Partners a compensation debenture in the amount of $240,000 upon execution of the equity line of credit. Further, we have agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Equity Line of Credit. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 4,762 shares of our common stock.

INFLATION AND REGULATION

Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We encounter competition from a variety of companies in our markets. Many of these companies have long standing customer relationships and are well-staffed and well financed. We believe that competition is based on customer satisfaction and production of


                                   PART II-3
quality products and services, although the ability, reputation, and support of management are also significant. We do not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on our operations.


ITEM 7: FINANCIAL STATEMENTS

The financial statements of the Company as of and for the years ended December 31, 2003 and December 31, 2002 are included immediately following the signature page to this report beginning at page F-1.

ITEM 8: CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON ACCOUNTING AND FINANCIAL DISCLOSURE

There are not and have not been any disagreements between the Company and its accountants on any matter of accounting principles, practices, or financial statement disclosure.

ITEM 8A: CONTROLS AND PROCEDURES
--------------------------------

Based on their most recent review, which was completed within 90 days prior to the filing of this report, our principal executive officer and principal financial officer have concluded that our disclosure controls and procedures are effective to ensure that information required to be disclosed by our reports, filings, or submissions under the Securities Exchange Act of 1934, as amended, are accumulated and communicated to our management, including our principal executive officer and principal financial officer, as appropriate to allow timely decisions regarding required disclosure and are effective to ensure that such information is recorded, processed, summarized and reported within the time periods specified in the SEC's rules and forms. There were no significant changes in our internal controls or in other factors that could significantly affect those controls subsequent to the date of their evaluation.









                                   PART II-4

                                    PART III

ITEM 9: DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND CONTROL PERSONS; COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT

EXECUTIVE OFFICERS AND DIRECTORS

All directors will hold office until the next annual meeting of shareholders and until their respective successors have been duly elected and qualified, unless and until they earlier resign or are removed from office. The executive officers are elected by the Board of Directors at its annual meeting immediately following the annual meeting of shareholders.


GARY L. CAIN, CHAIRMAN BOARD OF DIRECTORS, 47.
Mr. Cain is an executive officer with over 25 years of management, leadership, and business experience including business start-ups, reorganizations, mergers and acquisitions. Since 1994, Mr. Cain has served as CEO and Director of PowerHouse Management Group, a merchant banking organization, where he has worked with companies on business and marketing plan development, strategic planning, finance, budgeting, sales development and selection and placement of key management personnel. He has assisted companies from start up to expansion, including mergers and acquisitions, capital structure and finance.

Mr. Cain has served as Director since June 2002. From June 2002 through July 2003, Mr. Cain was the Chief Executive Officer of Advanced Gaming Technology, Inc., the predecessor company.

LINDA A. BROENNIMAN,  PRESIDENT/CEO AND CFO, 47.
Ms. Broenniman has over twenty five years of successful management experience with early stage and mid-market companies. She has served as the President/Chief Executive Officer, Chief Financial Officer and Director of our company since July 2003. From July 2001 to July 2003, Ms. Broenniman was the Managing Director of HFS Capital LLC and HFS Private Equity Partners LLC and President/CFO of Solar Satellite Communication, Inc. Prior to this period, Ms. Broenniman was CFO of Optelecom, Inc., a NASDAQ telecommunications equipment manufacturer. Prior to Optelecom, spent 15 years building entrepreneurial companies as President/CEO or CFO, including a medial technology company, a health care information systems company, and a food service company. Ms. Broenniman is married to Mr. Edward G. Broenniman.

Ms. Broenniman has served on our Board of Directors since July 2003.

EDWARD G. BROENNIMAN,  SECRETARY AND BOARD MEMBER, 67.
Mr. Broenniman has served as the Managing Director of The Piedmont Group, a venture development firm, for over 12 years. He has over 35 years as an operating executive with Fortune 100 firms and privately held high-technology companies, He has extensive knowledge of the printing industry having worked for International Paper, Weyerhauser, Ideal Roller & Graphics, and Printing Plate Supply Company. A successful entrepreneur, Mr. Broenniman has built and sold three venture funded high-technology firms to public companies. As a venture advisor, he works with emerging firms to build their operating results, increase profitability, and stockholder value. Mr. Broenniman is married to Ms. Broenniman.

Mr. Broenniman has served on our Board of Directors since July 2003. He also serves as Chairman of the Audit Committee.



                                   PART III-1

BRUCE M. ARINAGA, BOARD MEMBER, 42.
Mr. Arinaga has over 20 years in the private and public equity markets. Since January 2003, Mr. Arinaga has run BA Investments, Ltd, a private consulting firm. From August, 1999 to December 2002, Mr. Arinaga was a founder and key executive in Zero-G Capital Fund, LLC and from December 1996 through July 1999 was a key executive at CrossWater Capital, LLC. Both funds focused on technology, healthcare, and real estate investments. He has been involved in private and public financings exceeding $1 billion. Previously he was President and COO of an international private investment company where he was involved in real estate investments and developments with a value exceeding $800 million. Mr. Arinaga has also held investment positions at NHP, Inc. and the Prudential Insurance Company of America.

Mr. Arinaga has served as Director since June 2002. From June 2002 to July 2003, Mr. Arinaga was the President, Secretary, and Treasurer of Advance Gaming Technology, Inc., the predecessor company.

MARTIN A. BURKE, BOARD MEMBER, 50.
Mr. Burke has over 25 years in accounting, finance and operational management and has built a reputation for being a financial business strategist and operations architect. He is currently Vice President, Business Development, for Adnet Systems, Inc., where he has served since January 2003. Prior to Adnet, Mr. Burke was President/COO for First Point Energy Corporation, where he served since January 2001. From July 1998 through 2000, Mr. Burke was CEO and CFO of FTF Business Systems, Inc. His prior experience spans retail, manufacturing, utilities, financial services, government, education and technology industries, with such companies Rockwell Technologies, Conran's, Macy's, Herman's Sporting Goods, the Rubicon Group and CBS, Inc.

Mr. Burke has served on our Board of Directors since August 2003. Mr. Burke also serves as Chairman of the Compensation Committee.


ITEM 10: EXECUTIVE COMPENSATION


SUMMARY COMPENSATION TABLE

The following table sets forth information concerning the total compensation that we have paid or accrued on behalf of our chief executive officer and other executive officers with annual compensation exceeding $100,000 during the fiscal periods ending December 31, 2002 and 2003.




                                   PART III-2



                           SUMMARY COMPENSATION TABLE
                           --------------------------
                             LONG-TERM COMPENSATION
                             ----------------------

                              ANNUAL COMPENSATION
                              -------------------

                                                                                         LONG-TERM AWARDS
                                                                                             SECURITIES
NAME AND PRINCIPAL                                                     OTHER ANNUAL      UNDERLYING OPTIONS       ALL OTHER
POSITION                    YEAR      SALARY ($)      BONUS ($)       COMPENSATION ($)            (#)           COMPENSATION ($)
--------                    ----      ----------      ---------       ----------------            ---           ----------------

   Linda A. Broenniman,
   Chief Executive
   Officer and Chief
   Financial Officer        2003    $150,000 (1)         $0                  $0                   $0                    $0

   Daniel H. Scott, Chief
   Executive Officer        2002     $98,125 (2)         $0                  $0                    0                    $0
                            2001     $225,000(2)         $0                  $0                    0                    $0



(1) Ms. Broenniman received compensation of $75,000 in 2003, of which $15,000 was deferred and is reflected in Accrued Expenses.

(2) Mr. Scott elected to defer payment of $98,125 of the 2002 compensation and $225,000 of the 2001 compensation. These amounts were consolidated into a secured note payable to Mr. Scott in June of 2001. Mr. Scott received an annual salary of $225,000. The actual amount of salary paid during 2002 and 2001 was $0.

STOCK OPTION PLANS

In 2003, the board of directors and stockholders adopted our 2003 consultant stock plan. We reserved 800,000 shares of common stock for issuance upon grant of stock or exercise of options granted from time to time under the 2003 consultant stock plan. The 2003 consultant stock plan is intended to assist us in securing and retaining consultants by allowing them to participate in our ownership and growth through the grant of stock and stock options.

Under the stock compensation plan, we may grant stock and stock options only to consultants. The 2003 consultant stock plan is administered directly by our board of directors.

Subject to the provisions of the stock compensation plan, the board will determine who shall receive stock or stock options, the number of shares of common stock that may be granted or purchased under the options, the time and manner of exercise of options and exercise prices.

On June 30, 2003, the Company issued 800,000 shares of common stock to the Law Offices of Henry S. Meyer under a legal services and consulting agreement entered into February 1, 2003. The shares were valued at $.02 and the Company recorded $16,000 of consulting expenses.

DIRECTOR COMPENSATION

Our current directors do not receive any additional compensation for their services as a director.


EMPLOYMENT AGREEMENTS

The Company does not currently have any employment agreements with any of its executive officers.



                                   PART III-3

ITEM 11: SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

COMPLIANCE WITH SECTION 16(A) OF THE EXCHANGE ACT


Based solely upon a review of forms 3, 4, and 5 and amendments thereto, furnished to the Company during or respecting its last fiscal year, no director, officer, beneficial owner of more than 10% of any class of equity securities of the Company or any other person known to be subject to Section 16 of the Exchange Act of 1934, as amended, failed to file on a timely basis reports required by Section 16(a) of the Exchange Act for the last fiscal year.























                                   PART III-4




SECURITY OWNERSHIP OF BENEFICIAL OWNERS AND MANAGEMENT

The following table sets forth certain information regarding the beneficial ownership as of December 31, 2003, of the Company's securities by any person who is known by the Company to be the beneficial owner of more than five percent
(5%) of the Company's voting securities, and by each Director of the Company, and by officers and Directors of the Company as a group. As of December 31, 2003, there were 7,069,259 common shares issued and outstanding and 3,500,000 preferred shares issued and outstanding.


                                           Number of Shares of Common Stock       Percent of Common Stock
      Name of Beneficial Owner (1)         Beneficially Owned or Right to     Beneficially Owned or Right to
      ----------------------------         -------------------------------    ------------------------------
                                                   Direct Vote                    Direct Vote (2) (3)
                                                   -----------                    -------------------

   Linda A. Broenniman                                                   0                              0.0%
   Edward G. Broenniman                                                  0                              0.0%
   Gary L. Cain                                             21,869,098 (3)                             89.0%
   Bruce M. Arinaga                                                      0                              0.0%
   Martin A. Burke                                                       0                              0.0%
   Executive Officers and Directors
   as a group (5 persons)                                   21,869,098 (3)                             89.0%



(1) For purposes of this statement "beneficial ownership" of a security exists when a person directly or indirectly has or shares "investment power", which includes the power to dispose or direct the disposition of such security, or "voting power", which includes the power to vote or direct the voting of such security.
(2)  Based on 7,069,059 shares of common stock outstanding as of 12/31/03.
(3) Includes 3,500,000 shares of preferred stock, which are convertible into 17,500,000 shares of common stock.



ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid $50,000 of professional fees during 2003: $25,000 to The Piedmont Group, a partnership whose managing partner is Edward G. Broenniman, a director of the Company, and $25,000 to Martin A. Burke, a director of the Company.

ITEM 13: EXHIBITS AND REPORTS ON FORM 8-K


The following documents are filed as part of this report on Form 10-KSB:




                                   PART III-5

CONSOLIDATED FINANCIAL STATEMENTS AND FINANCIAL STATEMENT SCHEDULES

  Independent Auditor's Report
  Consolidated Balance Sheets as of December 31, 2003 and 2002
  Consolidated Statement of Operations for the Two Years Ended December 31, 2003
   and 2002
  Consolidated  Statements of  Stockholders'  Equity (Deficit) for the Two Years
   Ended December 31, 2003 and 2002
  Consolidated Statements of Cash Flows for the Two Years Ended December 31,
   2003 and 2002
  Notes to Consolidated Financial Statements


EXHIBITS

The following exhibits are included as part of this Form 10-KSB. References to "the Company" in this Exhibit List mean MediaWorx, Inc., a Wyoming corporation.

3.1 Articles of Incorporation of the Company filed as Exhibit 2.5 to the Form 10-SB/A filed with the Commission on May 6, 1997 and incorporated herein by reference.

3.2 Amendment to Articles of Incorporation of the Company, changing the name of the Company from Mactay Investment Co. to Auto N Corporation and increasing the authorized shares of common stock, filed as Exhibit 2.4 to the Form 10-SB/A filed with the Commission on May 6, 1997 and incorporated herein by reference.

3.3 Amendment to Articles of Incorporation of the Company, changing the name of the Company from Auto N Corporation to Advanced Gaming Technology, Inc. and creating shares of preferred stock, filed as Exhibit 2.3 to the Form 10-SB/A filed with the Commission on May 6, 1997 and incorporated herein by reference.

3.4 Amendment to Articles of Incorporation of the Company, decreasing the authorized shares of common stock, filed as Exhibit 2.1 to the Form 10-SB filed with the Commission on January 16, 1997 and incorporated herein by reference.

3.5 Amendment to Articles of Incorporation of the Company, increasing the authorized shares of common stock, filed as Exhibit 2.2 to the Form 10-SB filed with the Commission on January 16, 1997 and incorporated herein by reference.

3.6 Amendment to Articles of Incorporation of the Company, changing the name of the Company from Advanced Gaming Technology, Inc. to MediaWorx, Inc., adopted on June 24, 2003.

3.7 By-laws of the Company filed as Exhibit 2.6 to the Form 10-SB/A filed with the Commission on May 6, 1997 and incorporated herein by reference.

4.1 Standby Equity Distribution Agreement, dated February 24, 2004, between Cornell Capital Partners, LP and MediaWorx, Inc.

4.2 Registration Rights Agreement, dated February 24, 2004, between Cornell Capital Partners, LP and MediaWorx, Inc.




                                   PART III-6

4.3 Escrow Agreement, dated February 24, 2004, between Cornell Capital Partners, LP and MediaWorx, Inc. in connection with the Equity Line of Credit of Credit Agreement.

4.4 Placement Agent Agreement, dated February 24, 2004, by and among MediaWorx, Inc., Cornell Capital Partners, LP and Newbridge Securities Corporation.

4.5 Irrevocable Transfer Agent Instructions, dated February 24, 2004, by and among MediaWorx, Inc., David Gonzalez, Continental Stock Transfer and Trust Company and Cornell Capital Partners, LP.

4.6    Unsecured Convertible Debenture with Cornell Capital Partners, L.P.


31.1   Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

32.1   Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.



REPORTS ON FORM 8-K


       A Current  Report was filed on Form 8-K on July 11, 2003, to announce the
       merger   between  the  Company's   wholly  owned   subsidiary   MediaWorx
       Acquisition Company, LLC and Advanced Capital Services, LLC.


       A Current Report was filed on Form 8-K on July 22, 2003, to announce the name change to MediaWorx, Inc and the change in directors and officers.

       A Current Report was filed on Form 8-K/A on September 9, 2003 to provide financial statements and pro forma financial statements in connection with the above merger.



ITEM 14: PRINCIPAL ACCOUNTANT FEES AND SERVICES

Audit Fees and Tax Fees . The aggregate fees billed by Robison Hill & Company, for professional services rendered for the audit of the Company's annual financial statements for the year ended December 31, 2003, for the reviews of the financial statements included in the Company's Quarterly Reports on Form 10-QSB, and for filing of the Company's corporate tax return during that fiscal year were $9,906.52.

Financial Information Systems Design and Implementation Fees . The Company did not engage Robison Hill & Company to provide professional services to the Company regarding financial information systems design and implementation during the fiscal year ended December 31, 2003.




                                   PART III-7

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                         MEDIAWORX, INC.
                         (Registrant)

DATED:                   By: /s/ LINDA A. BROENNIMAN
                                 -----------------------------------------------
                                 Linda A. Broenniman
                                 President, Chief Executive Officer and Director (Principal Executive and Financial Officer)


In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                            MEDIAWORX, INC.

Date:                       By: /s/  GARY L. CAIN
                            ---------------------------------------------
                            Gary L. Cain
                            Chairman


Date:                       By: /s/  EDWARD G. BROENNIMAN
                            ------------------------------------------------
                            Edward G. Broenniman
                            Director

Date:                       By: /s/  BRUCE M. ARINAGA
                            ------------------------------------------------
                            Bruce M. Arinaga
                            Director


Date:                       By: /s/  MARTIN A. BURKE
                            ------------------------------------------------
                            Martin A. Burke
                            Director

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report...............................................F-1

Consolidated Balance Sheets................................................F-3
December 31, 2003 and 2002

Consolidated Statements of Operations for the..............................F-4
Two Years Ended December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity (Deficit) for the..........F-5
Two Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the .............................F-7
Two Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements ................................F-9

                          INDEPENDENT AUDITOR'S REPORT

MediaWorx, Inc.

         We have audited the accompanying consolidated balance sheet of MediaWorx, Inc. as of December 31, 2003 and 2002, and the related consolidated statements of operations, cash flows and stockholders' equity for the two years ended December 31, 2003 and 2002. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audit.

         We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audit to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

         In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of MediaWorx, Inc. as of December 31, 2003 and 2002, and the results of its operations and its cash flows for the two years ended December 31, 2003 and 2002 in conformity with accounting principles generally accepted in the United States of America.

         The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 1 to the financial statements, the Company has suffered recurring losses from operations and has a net capital deficiency that raise substantial doubt about its ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 1. The financial statements do not include any adjustments that might result from the outcome of this uncertainty.

                                                     Respectfully Submitted,


                                                 /s/ Robison Hill & Company
                                                 --------------------------
                                                     Robison Hill & Company

Certified Public Accountants

Salt Lake City, Utah
February 19, 2004

                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET


                                                             December 31,
ASSETS:                                                   2003         2002
-------                                                 ---------    ---------

CURRENT ASSETS
     Cash and Cash Equivalents                          $ 101,807    $  10,759
     Accounts Receivable                                   35,513         --
     Prepaid Expenses                                         793         --
     Short-Term Loans - Related Party                        --          5,331
     Investments in Marketable Securities                    --         11,500
                                                        ---------    ---------
          Total Current Assets                            138,113       27,590
                                                        ---------    ---------

PROPERTY AND EQUIPMENT
     Furniture, Fixtures, and Equipment                     7,362      784,188
     Software                                              12,045
     Less Accumulated Depreciation                         (1,200)    (783,001)
                                                        ---------    ---------
          Net Fixed Assets                                 18,207        1,187
                                                        ---------    ---------
OTHER ASSETS
     Notes Receivable - Related Party                      59,171         --
                                                        ---------    ---------
          Total Other Assets                               59,171         --
                                                        ---------    ---------

TOTAL ASSETS                                            $ 215,491    $  28,777
                                                        =========    =========



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)


                                                                   December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                          2003           2002
------------------------------------                        -----------    -----------

CURRENT LIABILITIES
     Accounts Payable                                       $    41,373    $    14,148
     Accrued Expenses                                            40,369           --
     Accrued Interest                                            23,408         84,393
     Short Term Notes Payable                                   100,000        940,939
                                                            -----------    -----------
          Total Current Liabilities                             205,150      1,039,480
                                                            -----------    -----------
NON-CURRENT LIABILITIES
     Long Term Note Payable                                     819,333           --
                                                            -----------    -----------
          Total Long Term Liabilities                           819,333           --
                                                            -----------    -----------
TOTAL LIABILITIES                                             1,024,483      1,039,480
                                                            -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 3,500,000 and 0 Issued and
         Outstanding at December 31, 2003 and
         December 31, 2002                                      350,000           --
    Common Stock - $.005 par value, 150,000,000
         Authorized, 6,819,259 and 214,306 Issued and
         Outstanding at December 31, 2003 and
         December 31, 2002                                       34,097          1,072
    Common Stock to be Issued, 250,000 and 0                      1,250              0
     Paid in Capital                                            763,136        106,081
     Accumulated Comprehensive Income                              --            2,500
    Accumulated Deficit                                      (1,957,475)    (1,120,356)
                                                            -----------    -----------
          Total Stockholders' Equity (Deficit)                 (808,992)    (1,010,703)
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   215,491    $    28,777
                                                            ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME




                                                     For the Year Ending
                                                         December 31,
                                                      2003           2002
                                                  -----------    -----------
Revenue                                           $   128,850    $      --

Cost of Goods Sold                                     97,285           --
                                                  -----------    -----------
Gross Profit                                           31,565           --
                                                  -----------    -----------

Operating Expenses
  Selling and Marketing                               112,726           --
  Printing Services                                    44,105           --
                                                  -----------    -----------
  General and Administrative                          401,752        189,586
  Total Operating Expenses                            558,583        189,586
                                                  -----------    -----------

Operating Income (Loss)                              (527,018)      (189,586)
                                                  -----------    -----------
Other Income (Expense)
  Miscellaneous Income                                  8,745           --
  Interest Income (Expense)                           (61,766)       (97,292)
  Permanent Impairment of
     Marketable Securities                            (14,331)          --
  Gain from Lawsuit Settlement                           --           17,500
  Gain on Forgiveness of Debt                         947,637        520,026
  Gain on Sale of Assets                                  197           --
  Write Down of Investment                         (1,190,583)          --
                                                  -----------    -----------
  Total Other Income (Expense)                       (310,101)       440,234
                                                  -----------    -----------

Net Income (Loss)                                 $  (837,119)   $   250,648
                                                  ===========    ===========

Basic Earnings Per Share                          $     (0.26)   $      1.17
                                                  ===========    ===========
Weighted Average Shares Outstanding                 3,230,309        214,306
                                                  ===========    ===========




    The accompanying notes are an integral part of these financial statements



                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)

                                                                                                            Accumulated  Retained
                                Preferred Stock                    Common Stock                 Paid in      Comp.       Earnings/
                               Shares      Par Value    Shares     To be Issued    Par Value    Capital      Income      (Deficit)
                              ----------   ---------   ----------  ------------  -----------  -----------  -----------  -----------

Balance at December 31, 2001          --   $      --   21,430,587  $      --     $   107,153  $      --    $      --    $(1,371,004)

Retroactive Adjustment for
100:1 Reverse Stock Split
June 23, 2003                         --          --  (21,216,281)                  (106,081)     106,081         --           --
                              ----------   ---------   ----------  ------------  -----------  -----------  -----------  -----------

Restated Balance at
December 31, 2001                     --          --      214,306         --           1,072      106,081         --     (1,371,004)

Other Comprehensive Income            --          --         --           --            --           --          2,500         --
Net Income                            --          --         --           --            --           --           --        250,648
                              ----------   ---------   ----------  ------------  -----------  -----------  -----------  -----------

Balance at December 31, 2002          --          --      214,306         --           1,072      106,081        2,500   (1,120,356)

Issuance of Stock for Services
   June 17, 2003                      --          --       10,000         --              50       19,950         --           --

Issuance of Stock for Services
   June 30, 2003                      --          --      800,000         --           4,000       12,000         --           --

Issuance of Shares in
   Connection with MediaWorx
   Merger, July 1, 2003          3,500,000     350,000  4,000,000        1,250        20,000         --           --           --

Shares Issued For Cash
    July 31, 2003                                         263,016                      1,315       87,987

Shares Issued For Cash
    August 15, 2003                                       160,647                        803       62,746






                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (Continued)

                                                                                                       Accumulated   Retained
                              Preferred Stock                  Common Stock                Paid in     Comp.         Earnings/
                           Shares      Par Value      Shares   To be Issued   Par Value    Capital     Income        (Deficit)
                           ---------   ---------  ----------   -----------    --------     ---------   --------      -----------

Shares Issued For Cash
    September 2, 2003                                398,318                   $ 1,992     $ 145,916

Shares Issued For Cash
    September 17, 2003                               288,323                     1,441       100,811

Shares Issued for Cash
    October 3, 2003                                   73,296                       366        24,371

Shares Issued for Cash
    October 15, 2003                                  69,298                       347        23,041

Shares Issued for Cash
    November 1, 2003                                 192,309                       962        63,942

Shares Issued for Cash
    November 18, 2003                                105,572                       528        35,103

Shares Issued for Cash
    December 1, 2003                                 113,868                       569        37,861

Shares Issued for Cash
    December 15, 2003                                130,306                       652        43,327

Other Comprehensive Loss                                                                               (2,500)
Net Loss                                                                                                                (837,119)
                           ---------   ---------  ----------   -----------    --------     ---------   --------      -----------

Balance December 31, 2003  3,500,000   $ 350,000   6,819,259   $     1,250    $ 34,097     $ 763,136   $      -      $(1,957,475)
                           =========   =========  ==========   ===========    ========     =========   ========      ===========



   The accompanying notes are an integral part of these financial statements.



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS


                                                                 For the Year Ending
                                                                    December 31,
                                                                2003            2002
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $  (837,119)   $   250,648
  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                                1,524         66,970
       Gain on Forgiveness of Debt                              (947,637)      (520,026)
       Gain on Sale of Equipment                                    (197)
       Grant of Stock-Based Compensation                          36,000           --
       Permanent Impairment of Marketable Securities              14,331           --
       Write Down of Investment                                1,190,583           --

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                 (35,513)          --
      (Increase) Decrease in Prepaid Expenses                       (793)         1,000
      (Increase) Decrease in Related Party Receivable            (59,171)          --
      Increase (Decrease) in Accounts Payable                     27,225        102,291
      Increase (Decrease) in Accrued Payroll & Taxes              43,548           --
      Increase (Decrease) in Accrued Interest                     43,594         97,292
                                                             -----------    -----------

    Net Cash Used in Operating Activities                       (523,625)        (1,825)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Increase (Decrease) Short Term Loan to Related Party          5,331         (5,332)
     Purchase of Marketable Securities                            (5,331)        (9,000)
     Purchase of Property and Equipment                           (7,362)        (1,294)
     Purchase of Software                                        (12,045)          --
                                                             -----------    -----------

    Net Cash Used in Investing Activities                        (19,407)       (15,626)
                                                             -----------    -----------
CASH FLOWS FROM FINANCING ACTIVITIES

     Proceeds from Sale of Common Stock                          634,080           --
     Proceeds from Loans                                         105,500           --
     Payment on Note Payable                                    (105,500)       (17,500)
                                                             -----------    -----------
    Net Cash Used in Financing Activities                        634,080        (17,500)
                                                             -----------    -----------

                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                          For the Year Ending
                                                              December 31,
                                                           2003       2002

Net (Decrease) Increase in Cash and Cash Equivalents      $ 91,048   $(34,951)
Cash and Cash Equivalents at Beginning of Period            10,759     45,710

Cash and Cash Equivalents at End of Period                $101,807   $ 10,759

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $   --     $   --
  Franchise and income taxes                              $   --     $   --

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

On July 1, 2003, the Company completed a reverse triangular merger involving Advanced Capital Services, LLC, a Nevada limited liability company, The MediaWorx, Inc. a wholly owned subsidiary of Solar Satellite Communications, Inc. and the Company and it's newly formed wholly owned subsidiary MediaWorx Acquisition Company, LLC. As a result of the merger the Company acquired the assets of The MediaWorx, Inc., which consisted primarily of a business plan and the people involved in the management and procurement of print, packaging, and cross-media services. See Note 12 for detailed description of merger.

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

Principals of Consolidation
---------------------------

The consolidated financial statements include the accounts of MediaWorx, Inc and its wholly owned subsidiary MediaWorx Company, LLC. All significant intercompany accounts and transactions have been eliminated.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                                MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Net Income (Loss) Per Common Share
----------------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The effect of outstanding common stock equivalents would be anti-dilutive for 2003 and 2002 and are thus not considered.

Reclassifications
-----------------

Certain reclassifications have been made in the 2002 financial statements to conform with the December 31, 2003 presentation.

NOTE 2 - INCOME TAXES
---------------------

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry forwards for income tax purposes of approximately $36,459,114, expiring at various dates from December 31, 2015 through December 31, 2023. A loss generated in a particular year will expire for federal tax purposes if not utilized within twenty years. The
Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of this net operating loss carry forwards if certain ownership changes have been or will be taking place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carry forwards, the Company established a valuation allowance for the entire net deferred income tax asset as of September 30, 2003.

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

Each share of Series A Preferred Stock has voting rights equal to the voting rights of the common stock on an as if converted basis. Upon any liquidation, dissolution or winding up of MediaWorx, whether voluntary or involuntary, the holders of record of shares of Series A Preferred Stock shall be entitled, before any distribution or payment is made upon outstanding shares of common stock, to be paid an amount equal to the Original Issue Price. If, upon such liquidation, the assets to be distributed among the holders of Series A Preferred Stock shall be insufficient to permit such payment, then the entire

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PREFERRED STOCK (Continued)
------------------------------------

assets of MediaWorx to be so distributed shall be distributed ratably among the holders of Series A Preferred Stock.

On July 1, 2003, the Company issued 3,500,000 shares of preferred stock in connection with the merger between its wholly owned subsidiary, MediaWorx Company, LLC and Advanced Capital Services, LLC.

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

On June 30, 2003, the Company issued 800,000 shares of common stock to the Law Offices of Henry S. Meyer under a legal services and consulting agreement entered into February 1, 2003. The shares were valued at $.02 and the Company recorded $16,000 of consulting expenses.

On July 1, 2003, the Company issued 4,000,000 shares of common stock in connection with the merger between its wholly owned subsidiary, MediaWorx Company, LLC and Advanced Capital Services, LLC.

Between July 31, 2003 and September 17, 2003, the Company issued 1,794,953 shares of common stock in connection with a regulation S offering. The shares were issued from $.34 to $.40 per share.

NOTE 5 - CHANGE IN CONTROL
--------------------------

On June 12, 2002, PowerHouse Management, Inc., of San Antonio, Texas, purchased approximately 56% of the issued and outstanding shares of common stock of the Company. At the same time, all former officers and directors resigned after electing new directors who appointed new officers.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 6 - NOTES PAYABLE
----------------------

A note payable to SDA List Brokers, Inc. (SDA), in the amount of $940,939, accrued interest at 9%, and was due in monthly payments of $6,200 beginning March 1, 2000. On June 25, 2003, this note and the accrued interest totaling $1,046,504 was settled by the Company in return for issuing a promissory note to SDA in the amount of $25,000, with 2% interest per annum, and a warrant to purchase up to 100,000 shares of common stock of the Company. If the warrant is not exercised by the expiration date of June 25, 2004 then the Company shall pay SDA $75,000. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized during the year ended December 31, 2003.

As of December 31, 2003 and 2002, the following amounts are due:

                                                              December 31,
                                                         2003          2002
Note Payable, Interest at 2%, payable to shareholder
  of Company upon request                              $ 275,000     $       -
Note Payable, Interest at 12%, Due May 2008              544,333             -
                                                       ---------     ---------

Total Long-Term Note Payable                           $ 819,333     $       -
                                                       =========     =========


NOTE 7 - MARKETABLE EQUITY SECURITIES
-------------------------------------

During 2002, the Company purchased 100,000 shares of Solar Satellite Communications, Inc. an OTCBB listed company as a short-term investment in the amount of $14,332. As of September 30, 2003, this investment has been written down to $0 with a loss of $14,331.

NOTE 8 - LEASE EXPENSE
----------------------

The Company has entered into a lease agreement for an office in Pennsylvania. The rental charges are approximately $190 per month. The lease expires in November 30, 2004. In addition, the Company rents additional office space for its headquarters in Reston, Virginia, on a month by month basis for $6,600 per month.

Total rental expense for the Company for the year ended December 31, 2003 was $39,545 and for the same period in 2002 was $0, respectively, including rent under month-to month leases.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 9 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 10 - GOING CONCERN
-----------------------

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

NOTE 11 - ACCOUNTS PAYABLE
--------------------------

Management negotiated with a vendor to settle a $5,133 account payable for $4,000, which was paid during the three-month period ending June 30, 2003. Debt forgiveness income in the amount of $1,133 was recognized.

NOTE 12 - MERGER
----------------

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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - MERGER (Continued)
----------------------------

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

In the exchange, as described above, the original members of ACLLC received 4,000,000 of the Company's common shares and 3,500,000 preferred shares convertible 1 to 5 into common shares with voting rights as if converted, i.e., 17,500,000 common shares, and SSCI received 250,000 of the Company's shares. As of December 31, 2003, the 250,000 common shares have not been issued to SSCI.

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