Form 10QSB
period 2004-03-31
MEDIAWORX INC
filed 2004-05-17
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1933

                      FOR THE QUARTER ENDED MARCH 31, 2004

                           COMMISSION FILE NO. 0-21991

                         -------------------------------

                                 MEDIAWORX, INC.
                 (Name of small business issuer in its charter)


            WYOMING                       2750                   98-0152226
(State or other Jurisdiction of (Primary Standard Industrial (I.R.S. Employer Incorporation or Organization) Classification Code Number) Identification No.)
------------------------------- ---------------------------- -------------------


                       1895 PRESTON WHITE DRIVE, SUITE 250
                             RESTON, VIRGINIA 20191
                                 (703) 860-6580

(Address and telephone number of principal executive offices and principal place of business)



Securities registered under Section 12(b) of the Exchange Act: None

Securities registered under Section 12(g)of the Exchange Act: Common Stock, $.005 par value

Check whether the registrant filed all documents and reports required to be filed by Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] or [ ]

As of May 10, 2004, there were 8,155,143 shares of the Registrant's Common Stock, par value $0.005, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                                 MEDIAWORX, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

     ITEM 1:  CONSOLIDATED INCOME STATEMENTS

            Consolidated Balance Sheets.....................................F-2

            Consolidated Statements of Income...............................F-4

            Consolidated Statements of Stockholders' Equity (Deficit) ......F-5

            Consolidated Statements of Cash Flows  .........................F-8

            Notes to Consolidated Financial Statements ....................F-10


     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION

                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                    ---------


                                                      March 31,     December 31,
ASSETS:                                                 2004           2002
-------                                             ------------    ------------


CURRENT ASSETS
     Cash and Cash Equivalents                        $  80,274       $ 101,807
     Accounts Receivable                                 35,069          35,513
     Prepaid Expenses                                     4,939             793
                                                    ------------    ------------
          Total Current Assets                          120,282         138,113
                                                    ------------    ------------

FIXED ASSETS
     Furniture, Fixtures, and Equipment                  16,580           7,362
     Software                                            25,548          12,045
     Less Accumulated Depreciation                       (4,426)         (1,200)
                                                    ------------    ------------
          Net Fixed Assets                               37,702          18,207
                                                    ------------    ------------

OTHER ASSETS
     Notes Receivable - Related Party                    62,253          59,171
                                                    ------------    ------------
          Total Other Assets                             62,253          59,171
                                                    ------------    ------------
TOTAL ASSETS                                          $ 220,237       $ 215,491
                                                    ============    ============




                See accompanying notes to financial statements.



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (Continued)

                                                             March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                          2004           2003
------------------------------------                       ------------    ------------

CURRENT LIABILITIES
     Accounts Payable                                       $    48,043    $    41,373
     Accrued Expenses                                            39,071         40,369
     Accrued Interest                                            39,738         23,408
     Short Term Notes Payable                                   100,000        100,000
                                                           ------------    ------------
          Total Current Liabilities                             226,852        205,150

NON-CURRENT LIABILITIES
     Long Term Note Payable                                     819,333        819,333
                                                           ------------    ------------
          Total Long Term Liabilities                           819,333        819,333
                                                           ------------    ------------

TOTAL LIABILITIES                                             1,046,185      1,024,483
                                                           ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 3,500,000 and 0 Issued and
         Outstanding at March 31, 2004 and
         December 31, 2003                                      350,000        350,000
    Common Stock - $.005 par value, 150,000,000
         Authorized, 7,733,740 and 6,834,610 Issued and
         Outstanding at March 31, 2004 and
         December 31, 2003                                       38,669         34,097
    Common Stock to be Issued, 250,000 and 250,000                1,250          1,250
     Paid in Capital                                          1,068,084        763,136
    Accumulated Deficit                                      (2,283,951)    (1,957,475)
                                                           ------------    ------------
          Total Stockholders' Equity (Deficit)                 (825,948)      (808,992)
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   220,237    $   215,491
                                                           ============    ============








                 See accompanying notes to financial statements.

                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                              For the Three Months Ended
                                                       March 31,
                                                 2004           2003
                                             -----------    -----------

Revenue                                      $    73,142    $      --

Cost of Goods Sold                                55,382           --
                                             -----------    -----------
Gross Profit                                      17,760           --
                                             -----------    -----------
Operating Expenses
  Selling and Marketing                           99,158           --
  Printing Services                               22,449           --
  General and Administrative                     206,427          2,627
                                             -----------    -----------
  Total Operating Expenses                      (307,034)         2,627
                                             -----------    -----------

Operating Income (Loss)                         (307,274)        (2,627)
                                             -----------    -----------
Other Income (Expense)
  Miscellaneous Income                              --            8,745
  Interest Income (Expense)                      (16,202)       (21,171)
                                             -----------    -----------
  Total Other Income (Expense)                   (16,202)       (12,426)
                                             -----------    -----------

Net Income (Loss)                            $  (326,476)   $   (15,053)
                                             ===========    ===========

Basic Earnings Per Share                     $     (0.05)   $     (0.07)
                                             ===========    ===========

Weighted Average Shares Outstanding            7,014,224        214,306
                                             ===========    ===========




                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                                                                                         Accumulated     Retained
                                    Preferred Stock               Common Stock                Paid in      Comp.         Earnings/
                                 Shares   Par Value    Shares     To be Issued   Par Value    Capital      Income        (Deficit)
                               ---------  ---------    --------   ------------   ---------   --------    -----------   -------------

Balance at December 31, 2002           -    $     -     214,306            -      $  1,072   $ 106,081   $    2,500    $ (1,120,356)

Issuance of Stock for Services
   June 17, 2003                       -          -      10,000            -            50      19,950            -               -

Issuance of Stock for Services
   June 30, 2003                       -          -     800,000            -         4,000      12,000            -               -

Issuance of Shares in
   Connection with MediaWorx
   Merger, July 1, 2003        3,500,000    350,000   4,000,000        1,250        20,000           -            -               -

Shares Issued For Cash
    July 31, 2003                      -          -     263,016                      1,315      87,987
                                                                                                                  -               -

Shares Issued For Cash
    August 15, 2003                    -          -     160,647                        803      62,746
                                                                                                                  -               -

Shares Issued For Cash
    September 2, 2003                  -          -     398,318                      1,992     145,916
                                                                                                                  -               -

Shares Issued For Cash
    September 17, 2003                 -          -     288,323                      1,441     100,811
                                                                                                                  -               -

Shares Issued For Cash
    October 3, 2003                    -          -      73,296                        366      24,371
                                                                                                                  -               -

Shares Issued for Cash
    October 15, 2003                   -          -      69,298                        347      23,041            -               -







                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)
                                                                                                          Accumulated    Retained
                                   Preferred Stock                  Common Stock               Paid in      Comp.        Earnings/
                                 Shares   Par Value       Shares    To be Issued   Par Value   Capital      Income       (Deficit)
                               ---------  ---------      --------   ------------   ---------   ---------  -----------    ----------
Shares Issued for Cash
    November 1, 2003                   -     $    -       192,309       $     -      $   962   $  63,942     $      -      $      -

Shares Issued for Cash
    November 18, 2003                  -          -       105,572             -          528      35,103            -             -
---
Shares Issued for Cash
    December 1, 2003                   -          -       113,868             -          569      37,861            -             -

Shares Issued for Cash
    December 15, 2003                  -          -       130,306             -          652      43,327            -             -
                                                                              -                                                   -
Other Comprehensive Loss                                                                                       (2,500)
Net Loss                                                                                                                   (837,119)

                               ---------  ---------      --------   ------------   ---------   ---------  -----------    ----------
Balance December 31, 2003      3,500,000    350,000     6,819,259                     34,097     763,136                 (1,957,475)
                                                                          1,250                                     -

Shares Issued For Cash
     January 7, 2004                   -          -       173,520             -          867      57,695            -             -

Shares Issued For Cash
     January 19, 2004                  -          -       139,601             -          698      46,417            -             -

Shares Issued For Cash
     February 5, 2004                  -          -       207,309             -        1,037      68,930            -             -

Shares Issued For Cash
     February 28, 2004                 -          -       150,452             -          752      50,026            -             -






                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)
                                                                                                         Accumulated     Retained
                                   Preferred Stock                 Common Stock               Paid in      Comp.         Earnings
                                Shares     Par Value      Shares   To be Issued   Par Value   Capital     Income        (Deficit)
                               ---------  ---------    --------    ------------   ---------   ---------  -----------    ----------
Shares Issued for Cash
    March 1, 2004                    -       $    -        8,000    $     -       $      40   $   3,543   $        -    $       -

Shares Issued for Cash
    March 2, 2004                    -            -      207,309          -           1,037      68,930            -            -

Shares Issued for Cash
    March 15, 2004                   -            -       28,290          -             141       9,407            -            -

                                                                          -                                                     -
Net Loss                                                                                                                  (326,476)
                             ---------    ---------    --------    ------------  ----------   ----------  ----------    -----------
Balance March 31, 2004       3,500,000    $ 350,000    7,733,740   $  1,250      $   38,669   $1,068,084  $        -    $(2,283,951)











                 See accompanying notes to financial statements.



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)

                                                           For the Three Months Ended
                                                                   March 31,
                                                               2004         2003
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income (Loss)                                            $(326,476)   $ (15,053)

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                              3,226          108

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                   444         --
      (Increase) Decrease in Prepaid Expenses                   (4,146)      (3,778)
      (Increase) Decrease in Related Party Receivable           (3,082)        --
      Increase (Decrease) in Accounts Payable                    6,670       (3,239)
      Increase (Decrease) in Accrued Payroll & Taxes            (1,298)        --
      Increase (Decrease) in Accrued Interest                   16,330       21,171
                                                             ---------    ---------

    Net Cash Used in Operating Activities                     (308,332)        (791)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
     Short Term Loan to Related Party                             --          5,331
     Purchase of Marketable Securities                            --         (5,331)
     Purchase of Property and Equipment                         (9,218)        --
     Purchase of Software                                      (13,503)        --
                                                             ---------    ---------

    Net Cash Used in Investing Activities                      (22,721)        --
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Proceeds from Sale of Common Stock                        309,520         --

    Net Cash Used in Financing Activities                      309,520         --
                                                             ---------    ---------




                See accompanying notes to financial statements.

                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)

                                                      For the Three Months Ended
                                                             March 31,
                                                         2004         2003
                                                       ---------    ---------
Net (Decrease) Increase in Cash and Cash Equivalents   $ (21,533)   $    (791)
Cash and Cash Equivalents at Beginning of Period         101,807       10,759
                                                       ---------    ---------

Cash and Cash Equivalents at End of Period             $  80,274    $   9,968
                                                       =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                             $    --      $    --
  Franchise and income taxes                           $     110    $    --

SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:  None


















                 See accompanying notes to financial statements

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Interim Reporting
-----------------

The unaudited financial statements as of March 31, 2004 and for the three month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On July 1, 2003, the Company completed a reverse triangular merger involving Advanced Capital Services, LLC, a Nevada limited liability company, The MediaWorx, Inc. a wholly owned subsidiary of Solar Satellite Communications, Inc. and the Company and it's newly formed wholly owned subsidiary MediaWorx Acquisition Company, LLC. As a result of the merger the Company acquired the assets of The MediaWorx, Inc., which consisted primarily of a business plan and the people involved in the management and procurement of print, packaging, and cross-media services. See Note 8 for detailed description of merger.

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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

Net Income (Loss) Per Common Share
----------------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. The effect of outstanding common stock equivalents would be anti-dilutive for 2004 and 2003 and are thus not considered.

Reclassifications
-----------------

Certain reclassifications have been made in the 2003 financial statements to conform with the March 31, 2004 presentation.


NOTE 2 - INCOME TAXES
---------------------

Deferred income taxes (benefits) are provided for certain income and expenses which are recognized in different periods for tax and financial reporting purposes. The Company had net operating loss carry forwards for income tax purposes of approximately $36,459,114, expiring at various dates from December 31, 2015 through December 31, 2023. A loss generated in a particular year will expire for federal tax purposes if not utilized within twenty years. The
Internal Revenue Code contains provisions that would reduce or limit the availability and utilization of this net operating loss carry forwards if certain ownership changes have been or will be taking place. In accordance with SFAS No. 109, a valuation allowance is provided when it is more likely than not that all or some portion of the deferred tax asset will not be realized. Due to the uncertainty with respect to the ultimate realization of the loss carry forwards, the Company established a valuation allowance for the entire net deferred income tax asset as of December 31, 2003.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - COMMON STOCK (continued)
---------------------------------

Between July 31, 2003 and December 31, 2003, the Company issued 1,794,953 shares of common stock in connection with a regulation S offering. The shares were issued from $.34 to $.40 per share.

During the first quarter ended March 31, 2004, the Company issued 914,481 shares of common stock to various people in connection with a regulation S offering. The shares were issued from $.34 to $.40 per share.

NOTE 5 - NOTES PAYABLE
----------------------

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

As of March 31, 2004 and December 31, 2003 the following amounts are due:


                                                         March 31,  December 31,
                                                           2004        2003
                                                      ------------  ------------
Note Payable, Interest at 2%, payable to shareholder
  of Company upon request                             $    275,000  $    275,000

Note Payable to Private Investors Equity, Interest at
 12%, Due May 2008                                         544,333       544,333
                                                      ------------  ------------
Total Long-Term Note Payable                          $    819,333  $    819,333
                                                      ============  ============

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES
--------------------------------------

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

NOTE 7 - GOING CONCERN
----------------------

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

NOTE 8 - MERGER
---------------

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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - MERGER (Continued)
---------------------------

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

The following discussion should be read in conjunction with the Financial Statements and notes thereto:

OVERVIEW

MediaWorx, Inc. is a media production and management agency. The Company manages the production of all of a Customer's marketing and communication materials, including printing, packaging, signage, direct mail, fulfillment, promotional specialties, audio/video, digital asset management, multi-media and Web publications. The Company provides consultative input to insure that concepts are turned into practical solutions. As a single source solution partner, we simplify the process for our Customers and seek "best fit" solutions. MediaWorx is targeting commercial and other organizations with annual media expenditures of $100,000 or more.

MediaWorx recognizes that print and media buying encompasses a strong relationship aspect between the provider and the Customer. MediaWorx's business model is built on providing the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing/cross-media publishing company- it neither owns nor has its capital tied up in printing/multi-media equipment or facilities but has access to an established network of the most capable, technologically advanced printers and production houses. MediaWorx's Customer's benefit by getting superior customer service - an end-to-end, single source solution from design and pre-press, to production by the most cost-effective and time efficient production house, through distribution and digital asset management.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES AND GROSS PROFITS

The Company had sales of $73,142 in the first quarter and gross profits of $17,760, a 24.3% gross margin, compared to no sales for the same period in 2003.

Consistent with the Company's business strategy to hire sales representative, the Company hired three sales representatives by the end of March, bringing the total number of sales representatives to 6.

The new sales representatives, the previous sales representatives filling their pipeline, and a general improvement in overall business conditions has resulted in an increase is sales activity in the 2nd quarter. April billings are $72,593 and as of May 10th, work in process is over $75,000.

OPERATING EXPENSES

Operating expenses for the three months ended March 31, 2004 were $307,034 compared to $2,627 for the same period in 2003.

2004 Operating expenses included $99,158 for sales and marketing expense, $22,449 for printing services (pre-press department), and $206,427 for general and administrative costs.

OTHER EXPENSES

Other expenses consisted of $16,202 in interest expense. This compared to $12,426 in other expense for the same period in 2003, made up of $21,171 in interest expense and $8,745 in other income.

LIQUIDITY AND CAPITAL RESOURCES

The Company has a cash balance of $89,274. The Company will require additional capital to continue operations. There is no assurance that capital will be available.

The Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock. During the first quarter, the Company completed a placement of 914,481 shares of common stock with investors located outside of the United States in exchange for $309,521. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

In February 2004, the Company entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, the Company may, at it's discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The bid price is defined as the closing bid price, as reported by Bloomberg L.P., of the common stock on the principal market or if the common stock is not traded on a principal market, the highest reported bid price as furnished by the National Association of Securities Dealers, Inc. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. The Company also gave Cornell Capital Partners a compensation debenture in the amount of $240,000 upon execution of the equity line of credit. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Equity Line of Credit. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 4,762 shares of our common stock.

In order to continue to facilitate the Company's capital requirements, in agreement with Private Investors' Equity, LLC, the interest payments for the months August 2003 through August 2004 will be capitalized. The new principal balance will be approximately $612,000. Private Investor's Equity will be granted 200,000 warrants in consideration for this extension.

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

                           PART II - OTHER INFORMATION

ITEM 1.  LEGAL PROCEEDINGS

From time to time, the Company may become involved in various lawsuits and legal proceedings which arise in the ordinary course of business. However, litigation is subject to inherent uncertainties, and an adverse result in these or other matters may arise from time to time that may harm our business. Currently the Company is not aware of any such legal proceedings or claims that we believe will have, individually or in the aggregate, a material adverse affect on the business, financial condition or operating results.

ITEM 2.  CHANGES IN SECURITIES

During the third quarter, the Company completed a placement of 914, 481 shares of common stock with investors located outside of the United States in exchange for $309,521. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.


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

                                    MEDIAWORX, INC.
                                    (Registrant)

DATE: May 14, 2004          By: /s/ LINDA A. BROENNIMAN
                                    --------------------------------------
                                    Linda A. Broenniman
                                    Chief Executive Officer and Director
                                    (Principal Executive and Financial Officer)