Form 10QSB
period 2004-06-30
MEDIAWORX INC
filed 2004-08-16
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                        --------------------------------


                                   FORM 10-QSB

              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1933

                       FOR THE QUARTER ENDED JUNE 30, 2004

                           COMMISSION FILE NO. 0-21991

                        --------------------------------


                                 MEDIAWORX, INC.
                 (Name of small business issuer in its charter)


          WYOMING                      2750                       98-0152226
(State or other Jurisdiction    (Primary Standard              (I.R.S. Employer
 of Incorporation or             Industrial Classification      Identification
 Organization)                   Code Number)                   No.)


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

Check  whether  the filed all  documents  and  reports  required  to be filed by
Section 12, 13 or 15 (d) of the Exchange Act after the distribution of securities under a plan confirmed by a court. Yes [X] or [ ]

As of August 13, 2004, there were 26,444,109 shares of the Registrant's Common Stock, par value $0.005, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                                 MEDIAWORX, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

        ITEM 1:  CONSOLIDATED INCOME STATEMENTS

                  Consolidated Balance Sheets................................F-2

                  Consolidated Statements of Income..........................F-4

                  Consolidated Statements of Stockholders' Equity (Deficit)..F-5

                  Consolidated Statements of Cash Flows  ....................F-8

                  Notes to Consolidated Financial Statements ...............F-10


        ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II:  OTHER INFORMATION

                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   -----------

                                                       June 30,     December 31,
ASSETS:                                                  2004           2002
-------                                               ---------       ---------


CURRENT ASSETS
     Cash and Cash Equivalents                        $    --         $ 101,807
     Accounts Receivable                                156,814          35,513
     Factored Receivables                                 5,267            --
     Inventory                                            4,249
     Prepaid Expenses                                    11,634             793
                                                      ---------       ---------
          Total Current Assets                          177,964         138,113
                                                      ---------       ---------

FIXED ASSETS
     Furniture, Fixtures, and Equipment                  16,581           7,362
     Software                                            25,548          12,045
     Less Accumulated Depreciation                       (7,653)         (1,200)
                                                      ---------       ---------
          Net Fixed Assets                               34,476          18,207
                                                      ---------       ---------

OTHER ASSETS
     Notes Receivable - Related Party                    62,384          59,171
                                                      ---------       ---------
          Total Other Assets                             62,384          59,171
                                                      ---------       ---------

TOTAL ASSETS                                          $ 274,824       $ 215,491
                                                      =========       =========



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   -----------
                                   (Continued)


                                                             June 30,      December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                           2004           2003
-------------------------------------                       -----------    -----------

CURRENT LIABILITIES
     Accounts Payable                                       $   180,228    $    41,373
     Factoring Line Payable                                      53,206           --
     Bank Overdraft                                               4,474           --
     Accrued Expenses                                            81,286         40,369
     Accrued Interest                                            15,163         23,408
     Notes Payable - Related party                              375,000        275,000
     Short Term Notes Payable                                   100,000        100,000
     Current Portion Long Term Note Payable                     148,956           --
                                                            -----------    -----------
          Total Current Liabilities                             958,313        480,150
                                                            -----------    -----------

NON-CURRENT LIABILITIES
     Convertible Debenture                                      240,000           --
     Long Term Note Payable                                     446,867        544,333
                                                            -----------    -----------
          Total Long Term Liabilities                           686,867        544,333
                                                            -----------    -----------
TOTAL LIABILITIES                                             1,645,180      1,024,483
                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 0 and 3,500,000 Issued and
         Outstanding at June 30, 2004 and
         December 31, 2003                                         --          350,000
    Common Stock - $.005 par value, 150,000,000
         Authorized, 25,425,376 and 6,819,259 Issued and
         Outstanding at June 30, 2004 and
         December 31, 2003                                      127,127         34,097
    Common Stock to be Issued, 250,000 and 250,000                1,250          1,250
     Paid in Capital                                          1,534,550        763,136
    Accumulated Deficit                                      (3,033,283)    (1,957,475)
                                                            -----------    -----------
          Total Stockholders' Equity (Deficit)               (1,370,356)      (808,992)
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   274,824    $   215,491
                                                            ===========    ===========



                 See accompanying notes to financial statements.



                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)
                                   -----------


                                 For the Three Months Ended    For the Six Months Ended
                                          June 30,                     June 30,
                                    2004            2003          2004            2003
                                 -----------    -----------    -----------    -----------

Revenue                          $   251,085    $      --      $   324,227    $      --
Cost of Goods Sold                   196,033           --          251,415           --
                                 -----------    -----------    -----------    -----------
Gross Profit                          55,052           --           72,812           --
                                 -----------    -----------    -----------    -----------
Operating Expenses
  Selling and Marketing              202,843           --          302,001           --
  Printing Services                   22,389           --           44,838           --
  General and Administrative         172,714         46,462        379,141         49,090
                                 -----------    -----------    -----------    -----------
  Total Operating Expenses           397,946         46,462        725,980         49,090
                                 -----------    -----------    -----------    -----------
Operating Income (Loss)             (342,894)       (46,462)      (653,168)       (49,090)
                                 -----------    -----------    -----------    -----------
Other Income (Expense)
  Miscellaneous Income                  --             --             --            8,745
  Finance Fees                       (13,250)      (253,250)          --
  Interest Income (Expense)         (147,334)          --         (169,390)       (21,171)
  Permanent Impairment of
     Marketable Securities              --           (5,500)          --          (14,331)
  Gain on Forgiveness of Debt           --          947,637           --          947,637
                                 -----------    -----------    -----------    -----------
  Total Other Income (Expense)      (160,584)       942,137       (422,640)       920,880
                                 -----------    -----------    -----------    -----------

Net Income (Loss)                $  (503,478)   $   895,675    $(1,075,808)   $   871,790
                                 ===========    ===========    ===========    ===========

Basic Earnings Per Shares        $     (0.05)   $      3.91    $     (0.12)   $      3.93
                                 ===========    ===========    ===========    ===========

Diluted Earnings Per Share       $     (0.05)   $      3.83    $     (0.12)   $      3.88
                                 ===========    ===========    ===========    ===========





                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   -----------

                                                                                                           Accumulated   Retained
                                     Preferred Stock                Common Stock               Paid in      Comp.       Earnings/
                                  Shares      Par Value    Shares   To be Issued  Par Value    Capital      Income      (Deficit)
                               ---------      ---------  ---------  ------------  ---------   ---------    -----------  -----------

Balance at December 31, 2002        --     $      --       214,306         --    $     1,072  $   106,081  $     2,500  $(1,120,356)

Issuance of Stock for Services
   June 17, 2003                    --            --        10,000         --             50       19,950         --           --

Issuance of Stock for Services
   June 30, 2003                    --            --       800,000         --          4,000       12,000         --           --

Issuance of Shares in
   Connection with MediaWorx
   Merger, July 1, 2003        3,500,000       350,000   4,000,000        1,250       20,000         --           --           --

Shares Issued For Cash
    July 31, 2003                   --            --       263,016                     1,315       87,987         --           --

Shares Issued For Cash
    August 15, 2003                 --            --       160,647                       803       62,746         --           --

Shares Issued For Cash
    September 2, 2003               --            --       398,318                     1,992      145,916         --           --

Shares Issued For Cash
    September 17, 2003              --            --       288,323                     1,441      100,811         --           --

Shares Issued For Cash
    October 3, 2003                 --            --        73,296                       366       24,371         --           --

    October 15, 2003                --            --        69,298                       347       23,041         --           --





                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   -----------
                                   (Continued)

                                                                                                             Accumulated   Retained
                                Preferred Stock                    Common Stock                 Paid in       Comp.        Earnings/
                             Shares     Par Value       Shares     To be Issued   Par Value     Capital       Income       (Deficit)
                          -----------  -----------   -----------   ------------  -----------   -----------   -----------  ---------

Shares Issued for Cash
    November 1, 2003             --    $      --         192,309   $      --     $       962   $    63,942   $      --     $   --

Shares Issued for Cash
    November 18, 2003            --           --         105,572          --             528        35,103          --         --

Shares Issued for Cash
    December 1, 2003             --           --         113,868          --             569        37,861          --         --

Shares Issued for Cash
    December 15, 2003            --           --         130,306          --             652        43,327          --         --

Other Comprehensive Loss                                                                                        (2,500)
Net Loss
                                                                                                                           (837,119)
                          -----------  -----------   -----------   -----------   -----------   -----------   -----------  ---------

Balance December 31, 2003   3,500,000      350,000     6,819,259         1,250        34,097       763,136          --   (1,957,475)

Shares Issued For Cash
     January 7, 2004             --           --         173,520          --             867        57,695          --         --

Shares Issued For Cash
     January 19, 2004            --           --         139,601          --             698        46,417          --         --

Shares Issued For Cash
     February 5, 2004            --           --         207,309          --           1,037        68,930          --         --

Shares Issued For Cash
     February 28, 2004           --           --         150,452          --             752        50,026          --         --

Shares Issued for Cash
     March 1, 2004                                         8,000                          40         3,543





                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   -----------
                                   (Continued)

                                                                                                             Accumulated  Retained
                                    Preferred Stock                   Common Stock              Paid in       Comp.       Earnings/
                                 Shares      Par Value      Shares    To be Issued  Par Value   Capital       Income      (Deficit)
                               -----------  -----------  -----------  ------------  ---------   ----------   --------   -----------
Shares Issued for Cash
    March 2, 2004                     --    $      --        207,309        --      $   1,037   $   68,930   $   --     $      --

Shares Issued for Cash
    March 15, 2004                    --           --         28,290        --            141        9,407       --            --

Shares Issued for Cash
    April 1, 2004                                            144,215                      721       47,951

Shares Issued for Cash
    April 15, 2004                                             6,563                       33        2,182

Warrants Issued April 30, 2004                                                                     126,000

Shares Issued for Cash
    May 10, 2004                                              20,625                      103        6,858

Shares Issued for Cash
    June 9, 2004                                              15,471                       77        5,144

Preferred Stock Converted into
Common Shares June 10, 2004     (3,500,000)    (350,000)  17,500,000                   87,500      262,500

Shares Issued for Finance Fees
    June 30, 2004                                              4,762                       24        9,977

Net Loss                                                                                                                 (1,075,808)
                               -----------  -----------  -----------  -----------   ---------   ----------   --------   -----------
Balance at June 30, 2004
(Unaudited)                           --    $      --     25,425,376  $     1,250   $ 127,127   $1,534,550   $   --     $(3,033,283)
                               ===========  ===========  ===========  ===========   =========   ==========   ========   ===========


                 See accompanying notes to financial statements.
                                      F-7




                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Six Months Ended
                                                                     June 30,
                                                                 2004          2003
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $(1,075,808)   $   871,790

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                                6,453            216
       Gain on Forgiveness of Debt                                  --         (947,637)
       Grant of Stock Based Compensation                            --           36,000
        Stock Issued for Payment of Expenses                      10,001           --
        Permanent Impairment of Marketable Securities               --           14,331

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                (121,301)          --
      (Increase) Decrease in Factored Receivables (5,267)
      (Increase) Decrease in Inventory (4,249)
      (Increase) Decrease in Prepaid Expenses                    (10,841)        (3,778)
      (Increase) Decrease in Related Party Receivable             (3,213)          --
      Increase (Decrease) in Accounts Payable                    138,855          2,750
      Increase (Decrease) in Factoring Line Payable               53,206           --
      Increase (Decrease) in Accrued Payroll & Taxes              40,917           --
      Increase (Decrease) in Bank Overdraft                        4,474           --
      Increase (Decrease) in Accrued Interest                     (8,245)        21,172
                                                             -----------    -----------
    Net Cash Used in Operating Activities                       (975,018)        (5,156)
                                                             -----------    -----------

CASH FLOWS FROM INVESTING ACTIVITIES
                                                                            -----------

     Short Term Loan to Related Party                               --            5,331
     Purchase of Marketable Securities                              --           (5,331)
     Purchase of Property and Equipment                           (9,219)          --
     Purchase of Software                                        (13,503)          --
                                                             -----------    -----------

    Net Cash Used in Investing Activities                        (22,722)          --
                                                             -----------    -----------






                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------
                                   (Continued)


                                                           For the Six Months Ended
                                                                   June 30,
                                                              2004         2003
                                                            ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Convertible Debenture                       $ 245,854         --
    Warrants Issued in Connection with Debt Restructuring     126,000         --
    Restructuring of Debt                                      51,490         --
    Proceeds from Related Party                               100,000         --
    Proceeds from Sale of Common Stock                        372,589         --
                                                            ---------    ---------

         Net Cash Used in Financing Activities                895,953         --
                                                            ---------    ---------

Net (Decrease) Increase in Cash and Cash Equivalents
                                                             (101,807)      (5,156)
Cash and Cash Equivalents at Beginning of Period              101,807       10,759
                                                            ---------    ---------
Cash and Cash Equivalents at End of Period                  $       0    $   5,603
                                                            =========    =========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $    --      $    --
  Franchise and income taxes                                $     110    $    --



SUPPLEMENTAL DISCLOSURE OF NON-CASH INVESTING AND FINANCING ACTIVITIES:
During the three months ended June 30, 2003, accrued interest and note payable of $105,565 and $840,939 respectively, were forgiven as well as a payable of $1,133.












                 See accompanying notes to financial statements

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
         -----------------------------------------------------------

This summary of accounting policies for MediaWorx, Inc. is presented to assist in understanding the Company's financial statements. The accounting policies conform to generally accepted accounting principles and have been consistently applied in the preparation of the financial statements.

Interim Reporting
-----------------

The unaudited financial statements as of June 30, 2004 and for the three and six month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and six months. Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

On July 1, 2003, the Company completed a reverse triangular merger involving Advanced Capital Services, LLC, a Nevada limited liability company, The MediaWorx, Inc. a wholly owned subsidiary of Solar Satellite Communications, Inc. and the Company and it's newly formed wholly owned subsidiary MediaWorx Acquisition Company, LLC. As a result of the merger the Company acquired the assets of The MediaWorx, Inc., which consisted primarily of a business plan and the people involved in the management and procurement of print, packaging, and cross-media services and changed its name to MediaWorx, Inc. See Note 8 for detailed description of merger.

Nature of Operations
--------------------

MediaWorx, Inc. is a media production and management business. The services that the Company provides include print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. MediaWorx provides the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual media and printing company- it neither owns nor has its capital tied up in printing equipment or facilities but has access to an established network of the most capable, technologically advanced printers and production houses.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

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

Cash Equivalents
----------------

For the purpose of reporting cash flows, the Company considers all highly liquid debt instruments purchased with maturity of three months or less to be cash equivalents to the extent the funds are not being held for investment purposes.

Concentration of Credit Risk
----------------------------

The Company has no significant off-balance-sheet concentrations of credit risk such as foreign exchange contracts, options contracts or other foreign hedging arrangements.

Revenue Recognition
-------------------

The Company's revenues are derived from customized printing and cross media services. Revenue is recognized when earned as the services are provided or the product is delivered in accordance with the underlying purchase order. The Company recognizes gross revenues under the provision of Emerging Issues Task Force (EITF) Issue No. 99-19 "Recording Revenue Gross as Principal vs. Net as an Agent". The Company acts as the principal, takes title to the products and has the risk and rewards of ownership. The Company has not yet generated any revenue while acting as an agent or broker. If the Company acts as an agent or broker, the Company will account for those revenues on a net basis.



                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

Sale of Receivables
-------------------

Effective May 21, 2004, the Company sells the majority of receivables to a third party for collection. As of June 30, 2004, the Company sold receivables with a carrying value of $55,855, in which the Company paid $1,130 in fees for the three months ended June 30, 2004.

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

Reclassifications
-----------------

Certain reclassifications have been made in the 2003 financial statements to conform with the June 30, 2004 presentation.

Net Income (Loss) Per Common Share
----------------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
The following reconciles amounts reported in the financial statements:

                                                      For the Three Months Ended June 30,2004
                                                         Income      Shares        Per-Share
                                                       (Numerator)  (Denominator)  Amount

Loss Available to Common Stockholders                  $ (503,748)   11,787,683   $  (0.05)
Effect of Dilutive Securities:
Warrants                                                     --         136,000
                                                       ----------    ----------
Loss  Available  to  Common  Stockholders  - Diluted
Earnings Per Share                                     $ (503,748)   11,923,683   $  (0.05)
                                                       ==========    ==========   ========




                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
         -----------------------------------------------------------------------

Net Income (Loss) Per Common Share (Continued)
----------------------------------


                                                For the Three Months Ended June 30,2003
                                                     Income     Shares     Per-Share
                                                  (Numerator)(Denominator) Amount


Income Available to Common Stockholders             $895,675    229,106   $   3.91
Effect of Dilutive Securities:
Warrants                                                --        5,000
                                                    --------   --------
Income Available to Common Stockholders
- Diluted Earnings Per Share                        $895,675    234,106   $   3.83
                                                    ========   ========   ========



                                                  For the Six Months Ended June 30,2004
                                                     Income        Shares      Per-Share
                                                  (Numerator)   (Denominator)   Amount

Loss Available to Common Stockholders             $(1,075,808)     9,110,749   $  (0.12)
Effect of Dilutive Securities:
Warrants                                                 --           68,000
                                                  -----------    -----------
Loss Available to Common Stockholders
- Diluted Earnings Per Share                      $(1,075,808)     9,178,749   $   0.12)
                                                  ===========    ===========   ========



                                                 For the Six Months Ended June 30,2003
                                                     Income     Shares     Per-Share
                                                  (Numerator)(Denominator) Amount

Income Available to Common Stockholders             $871,790    221,906   $   3.93
Effect of Dilutive Securities:
Warrants                                                --        2,800
                                                    --------   --------
Income Available to Common Stockholders
- Diluted Earnings Per Share                        $871,790    224,706   $   3.88
                                                    ========   ========   ========

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

On June 10, 2004, the 3,500,000 preferred shares were converted into 17,500,000 common shares. Thus as of June 30, 2004, there are no preferred shares outstanding.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 4 - COMMON STOCK
---------------------

The Company has authorized 150,000,000 shares of $0.005 par value common stock.

On June 17, 2003, the Company issued 1,000,000 shares of common stock (10,000 shares after retroactive adjustment for the 100:1 stock split described below) to a former officer in exchange for continued consulting for the Company. The shares were valued at $.02 and the Company recorded $20,000 of consulting expenses.

On June 23, 2003, the Board of Directors approved a proposal to effectuate a 100 to 1 reverse stock split of the Company's outstanding common shares with no effect on the par value or on the number of authorized shares. As a result of this action, the total number of outstanding shares of common stock was reduced from 22,430,587 to 224,306 shares.

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

During the first quarter ended March 31, 2004, the Company issued 914,481 shares of common stock to various people in connection with a Regulation S offering. The shares were issued from $.34 to $.45 per share.

During the second quarter ended June 30, 2004, the Company issued 1,349,130 shares of common stock to various people in connection with a Regulation S offering. The shares were issued from $.33 per share to $.40 per share.

On June 10, 2004, 3,500,000 preferred shares were converted into 17,500,000 common shares.

On June 30, 2004, the Company issued 4,762 common shares for finance fees of $10,000.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE
----------------------

A note payable to SDA List Brokers, Inc. (SDA), in the amount of $940,939, accrued interest at 9%, and was due in monthly payments of $6,200 beginning March 1, 2000. On June 25, 2003, this note and the accrued interest totaling $1,046,504 was settled by the Company in return for issuing a promissory note to SDA in the amount of $25,000, with 2% interest per annum, and a warrant to purchase up to 100,000 shares of common stock of the Company. If the warrant is not exercised by the expiration date of June 25, 2004 then the Company shall pay SDA $75,000. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized during the year ended December 31, 2003. As of June 30, 2004, the warrants were not exercised, thus the Company now owes a total of $100,000 on the note.

On April 30, 2004, the Company restructured its long-term note payable with Private Investors Equity wherein the Company would pay sixteen quarterly installments of $46,052.40 beginning August 30, 2004 at an interest rate of 12 percent per annum. In connection with this restructuring the Company issued 200,000 warrants to issue common stock with an exercise price of $0.60, exercisable anytime through June 25, 2008. Interest expense of $126,000 was recorded in connection with the issuance of the warrants.

Factoring Line of Credit
------------------------

In May 2004, the Company entered into an agreement with Mercantile Capital, L.P. wherein Mercantile Capital will purchase the majority of the Company's accounts receivable. Under the terms of the agreement, the Company would receive 80 percent of the purchase price up front and 20 percent would be held in reserves until the receivables are collected. Mercantile has extended up to $500,000 of credit.

Equity Line of Credit
---------------------

In February 2004, the Company entered into an equity line of credit with Cornell Capital Partners, L.P. Under the terms of the agreement, the Company may sell up to $5,000,000 of its common stock. The sale price is 95% of the lowest closing bid price for the five days immediately following the notice date. The Company also gave Cornell Capital Partners an unsecured convertible debenture in the amount of $240,000 as compensation, as well as 5% of any proceeds from the equity line of credit.

Unsecured Convertible Debenture
-------------------------------

During February, 2004 the Company issued an unsecured convertible debenture in connection with the Equity Line of Credit. The $240,000 is due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of common stock. The debenture is convertible, subject to a maximum cap of $50,000 per day any time up to the maturity at a conversion price equal to 100% of the lowest closing bid price of the common stock for the three preceding trading days. At maturity, the Company has the option to pay the principal




                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


balance and accrued interest in cash or convert the debenture into common shares at a price equal to 100% of the lowest closing bid price for the three prior trading days.

NOTE 5 - NOTES PAYABLE (Continued)
----------------------------------

As of June 30, 2004 and December 31, 2003 the following amounts are due:

                                                                    June 30,    December 31,
                                                                      2004        2003

Note Payable - Related Party
Note Payable, Interest at 2%, payable to shareholders
of Company, due upon request                                        $ 375,000    $ 275,000
                                                                    =========    =========


Long Term Note Payable
Convertible Debenture                                               $ 240,000    $    --
Note Payable, Interest at 12%, Due in 16 Quarterly
payments of $46,052.40, beginning August 30, 2004                     595,823      544,333
                                                                      835,823      544,333

Less: Current Portion                                                (148,956)        --

          Total Long-Term Notes Payable                             $ 686,867    $ 544,333
                                                                    =========    =========




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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

NOTE 8 - MERGER
---------------

On July 1,  2003,  the  Company  completed  a reverse  triangular  merger  ("the
Merger") whereby the Company acquired the assets of a subsidiary of Solar Satellite Communication, Inc. ("SSCI"), a print and cross-media marketing and management company. The Merger involved Advanced Capital Services, LLC, a Nevada limited liability company ("ACLLC"), MediaWorx Acquisition Company, LLC, a newly formed Nevada limited liability company and wholly owned subsidiary of the Company ("MWAC"), and the Company.

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

The following table summarizes the estimated fair values of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement when the valuation of certain intangible assets are adjusted.


                                                        2003
         Assets:
             Investment in SSCI                      $1,191,333
                                                     ==========
           Liabilities:
             Accrued expenses                        $   46,333
             Long Term Debt                             775,000
                                                     ----------
                     Total Liabilities                  821,333
                                                     ----------
         Equity:
              Preferred Stock                        $  350,000
              Common Stock                               20,000
                     Total Equity                       370,000
                                                     ==========

                      Total Liabilities and Equity   $1,191,333
                                                     ==========


The results of operations for MWAC have been included in the consolidated financial statements since the inception of MWAC. The aggregate purchase price was 4,000,000 common shares valued at par value (4,000,000 x $.005) and 3,500,000 preferred shares valued at par value (3,500,000 x $.10). Total value of $370,000.

The acquired intangible assets of $1,199,333 was assigned to research and development assets that were written off at the date of acquisition in accordance with FASB interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in Other Expense - Write Down of Investment.

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

MediaWorx recognizes that print and media buying encompasses a strong relationship aspect between the provider and the Customer. MediaWorx's business model is built on providing the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing/cross-media publishing company- it neither owns nor has its capital tied up in printing/multi-media equipment or facilities but work with an established network of the most capable, technologically advanced printers and production houses. MediaWorx's Customer's benefit by getting superior customer service - an end-to-end, single source solution from design and pre-press, to production by the most cost-effective and time efficient production house, through distribution and digital asset management.

The Company's business strategy is three-fold:

o Concentrate on commercial printing, a $110 billion business in the United States. This is still a highly fragmented industry with more than 58,000 entities providing printing services. MediaWorx has identified and works closely with a network of select printers with specific capabilities, equipment and technology that can be matched with specific printing jobs.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED JUNE 30, 2004 COMPARED TO THREE MONTHS ENDED JUNE 30, 2003

REVENUES AND GROSS MARGIN

The Company had sales of $251,085 in the second quarter and gross margin of $55,052, or 22% or sales, compared to no sales for the same period in 2003.

Consistent with the Company's business strategy to hire sales representative or acquire sales brokers, the Company hired three sales representatives at the end of March. In June, the Company consummated an agreement with Sullivan Print Management to be an independent sales agent for the Company. Sullivan Print Management's largest customer is America Online. The Company currently has six sales representatives/independent sales agents.

OPERATING EXPENSES

Operating expenses for the three months ended June 30, 2004 were $397,946 compared to $46,462 for the same period in 2003.

2004 Operating expenses included $202,843 for sales and marketing expense, $22,389 for printing services (pre-press department), and $172,714 for general and administrative costs. Sales and marketing expenses included a one-time charge of $75,000 associated with Independent Sales Agent Agreement with Sullivan Print Management.


OTHER EXPENSES

Other expenses totaled $160,584 in the second quarter. This included $147,334 in interest expense, of which $126,000 was associated with the restructure of the Private Investors' Equity Debt (see Liquidity and Capital Resources). $13,250 of other expense was financing fees, $10,000 of which was associated with the Cornell Capital Equity Line of Credit (see Liquidity and Capital Resources).

In the same period of 2003, other income of $942,137 was generated, primarily from the settlement of the note payable with SDA List Brokers, Inc.. $947,637 of income was recognized. This was partially offset by expense of $5,500 related to permanent impairment in marketable securities.

SIX MONTHS ENDED JUNE 30, 2004 COMPARED TO SIX MONTHS ENDED JUNE 30, 2003

REVENUES AND GROSS MARGIN

Revenues for the six months ending June 30, 2004 were $324,227 compared to no sales in 2003. Gross margin was $72,812, or 22.5% of sales.

The new sales representatives, the previous sales representatives filling their pipeline, and a general improvement in overall business conditions has resulted in an increase in sales activity on a quarter over quarter basis. In the third quarter, July billings are $209,656 and as of August 10th, work in process is already over $150,000.

OPERATING EXPENSES

Operating expenses for the six months ended June 30, 2004 were $725,980 compared to $49,090 for the same period in 2003.

In 2004, operating expenses included $302,001 for sales and marketing expense, $44,838 for printing services (pre-press department), and $379,141 for general and administrative costs. Sales and marketing expenses included one-time charges totaling $90,000 associated with acquiring sales representatives and independent sales agents.

OTHER EXPENSES

In the six months ending June 30, 2004, other expenses totaled $422,640. Financing fees were $253,250, including $240,000 expense for a convertible debenture associated with the Cornell Capital Equity Line of Credit (see Liquidity and Capital Resources). Interest expense was $169,390, including a one time charge of $126,000, associated with the restructure of the Private Investors' Equity Debt (see Liquidity and Capital Resources).

In six months ending June 30, 2003, other income of $920,880 was recorded, primarily from the settlement of the note payable with SDA List Brokers, Inc. previously described.

LIQUIDITY AND CAPITAL RESOURCES

The Company will require additional capital to continue operations. There is no assurance that capital will be available. In order to continue to facilitate the Company's capital requirements, the Company borrowed $100,000 from current shareholders.

In May 2004, the Company entered into an agreement with Mercantile Capital, LP for a $500,000 line of credit secured by the Company's receivables. Under the terms of the agreement, Mercantile advances the Company eighty percent of a Customer invoice. The remaining 20% is held in reserve until the receivable is collected. In the first month of the agreement, the Company factored $112,452 of invoices. As of June 30, 2004, accounts receivable (including factoring receivables) were $162,081, an increase of $121,301 since December 31, 2003. The factoring line payable was $53,206.

The Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock. In the first six months ending June 30, 2004, the Company completed a placement of 1,101,355 shares of common stock with investors located outside of the United States in exchange for $372,589. In July, the Company completed a placement of an additional 768,733 shares in exchange for $156,312. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

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

The Note Payable to Private Investors' Equity, LLC, was restructured with the interest payments for the months August 2003 through August 2004 capitalized. The new principal balance is $595,823. Private Investor's Equity was granted 200,000 warrants in consideration for this restructuring.

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

ITEM 2.  CHANGES IN SECURITIES

During the second quarter, the Company completed a placement of 186, 874 shares of common stock with investors located outside of the United States in exchange for $63,069. For the first six months ending June 30, 2004, the Company completed a placement of 1,101,355 shares in exchange for $372,589. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

In June 2004, Diamond Capital LLC and Quest Capital Resources LLC, pursuant to the terms of the preferred share agreement, each converted 1.75 million shares of preferred stock into 8.75 million shares of common stock. Accordingly no preferred shares remain outstanding and the number of common shares increased by a total of 17.5 million. As of June 30, 2004, there were 25,425,376 shares of common stock outstanding.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.


ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K :    None

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                 MEDIAWORX, INC.
                                  (Registrant)

DATE:                         By: /s/ LINDA A. BROENNIMAN
                                  ----------------------------------------------
August 13, 2004                       Linda A. Broenniman
                                      Chief Executive Officer and Director
                                     (Principal Executive and Financial Officer)

                                                                    EXHIBIT 31.1

                           SECTION 302 CERTIFICATIONS

I, Linda Broenniman, certify that:

         1. I have reviewed this quarterly report on form 10-QSB of MediaWorx, Inc.;

         2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the as of, and for, the periods presented in this report;

         4. The Registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14 for the and have:

        a) designed such disclosure controls and procedures to ensure that material information relating to the Registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

         5. The Registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the Registrant's auditors and the audit committee of Registrant's board of directors (or persons performing the equivalent functions):

        a) all significant deficiencies in the design or operation of internal control which could adversely affect the Registrant's ability to record, process, summarize and report financial data and have identified for the 's auditors any material weaknesses in internal controls; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the 's internal controls.


         6. The Registrant's other certifying officers and I have indicated in this quarterly report whether or not there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of my most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.

Date: August  13, 2004

/s/  Linda Broenniman
------------------------------------------------
     Linda Broenniman
     Chief Executive Officer and Director
     (Principal Executive and Financial Officer)

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of MediaWorx, Inc. on Form 10-QSB for the period ending June 30, 2004, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Broenniman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


/s/  Linda Broenniman
------------------------------------------------
     Linda Broenniman
     Chief Executive Officer and Director
     (Principal Executive and Financial Officer)


August 13, 2004


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.