Form 10KSB/A
period 2003-12-31
MEDIAWORX INC
filed 2004-08-25
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549

                           -------------------------

                                   FORM 10-KSB/A

                ANNUAL REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1933

                   FOR THE FISCAL YEAR ENDED DECEMBER 31, 2003

                           COMMISSION FILE NO. 0-21991

                            -------------------------

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

As of March 22, 2004, there were 7,955,450 shares of the Registrant's Common Stock, par value $0.005, issued and outstanding. The aggregate market value of the Registrant's voting stock held by non-affiliates of the Registrant was approximately $4.84 million computed at the last closing price as of March 24, 2004.

Documents incorporated by reference: None

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]




                                 MEDIAWORX, INC.
                  FISCAL YEAR 2003 FORM 10-KSB/A ANNUAL REPORT

                                TABLE OF CONTENTS


PART I......................................................................................1
Item 1:  Description of Business............................................................1
Item 1a: Risk Factors.......................................................................7
Item 2:  Description of Property...........................................................12
Item 3:  Legal Proceedings.................................................................12
Item 4:  Submission of Matters to a Vote of Security Holders................................1


PART II.....................................................................................1
Item 5:  Market for Common Stock and Related Stockholder Matters............................1
Item 6:  Management's Discussion and Analysis of Financial Condition and  Results
         of Operations......................................................................1
Item 7:  Financial Statements...............................................................4
Item 8:  Changes in and Disagreements with Accountants on Accounting and Financial
         Disclosure.........................................................................4
Item 8A: Controls and Procedures............................................................4


PART III....................................................................................1
item 9:  Directors, Executive Officers, Promoters and Control Persons; Compliance with
         Section 16(a) of the Exchange Act..................................................1
Item 10: Executive Compensation.............................................................2
Item 11: Security Ownership of Beneficial Owners and Management.............................4
Item 12: Certain Relationships and Related Transactions.....................................5
Item 13: Exhibits and Reports on Form 8-K...................................................5
Item 14: Principal Accountant Fees and Services.............................................7


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

ITEM 1: DESCRIPTION OF BUSINESS

INTRODUCTION AND BACKGROUND

We are a media production and management business. The services that we provide include print, packaging, signage, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. We also provide our customers with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any customer order. We are a virtual printing company: we neither own nor have our capital tied up in printing equipment or facilities but we have access to an established network of technologically advanced printers and production houses. Our access to these printers and production houses is based upon our contacts with and previous business relationships with these printing and production houses. Our role is similar to a general contractor, in that we contract with customers for specified work, and then we agree with the appropriate printing and production houses to fulfill this contracted work. We do not have any standing contracts or commitments with any of these production houses, instead relying on service order contracts based upon our needs and their availability and suitability. We pay the costs associated with the work performed by the printing and production houses.

On July 1, 2003, we completed a reverse triangular merger whereby we acquired the assets of a subsidiary of Solar Satellite Communication, Inc., a print and cross-media marketing and management company. Effective July 2003, we changed our name to MediaWorx, Inc. Beginning on July 1, 2003, we began implementing our business plan and started operations.



                                  PART I-1

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

Detailed Customer Service
-------------------------
We have designed our business model and corporate infrastructure to insure that our customers' needs get top priority. With that in mind, we provide three levels of customer support, including:

o A sales representative as the primary interaction with the customer. They visit customers personally and consult with them to define, strategize, and review projects;
o A customer service representative is assigned to every customer to provide daily interaction with the customer. They oversee every job, provide status updates, assist in any problems that may arise, and insure that the customer is completely satisfied with every job. The customer service representative allows the sales representatives the freedom to focus on relationship management and build new business with new and existing customers; and
o A digital service representative is assigned to every project. The digital service representative oversees the technical aspects of each project and insures that the project goes to the optimal print/cross media production partner. Furthermore the digital service representative provides technical support via the telephone or Internet.

On-Site Controlled Pre-Press Operations
---------------------------------------
We built a full-service digital and conventional Pre-Press Department. We have assembled leading technology and equipment, including Apple Macintosh Computers, high speed Internet access to allow "FTP" transfer of files, and the latest versions of the most popular desktop publishing programs, such as PhotoShop, In Design, and Quark Express. The Pre-Press Department has also become an ADOBE Systems certified service provider.

The advanced software and technology assembled have been integrated into a seamless system to provide high-end buyers complete control over the entire production process. All orders first go to our on-site Pre-Press operation. Here every file is pre-flighted and corrected, converting it to production-ready status. Each job is optimized for the equipment on which it will be produced. Through a process of profiling and testing, automated scripts are created for the optimization process. Critical processes such as color calibration and image resolution are check on each job, improving the speed and insuring the quality of production. The file is then forwarded to the matching print/cross media production facility.

Extensive Production Capabilities
---------------------------------
We work with a nettwork of production partners, representing unlimited annual production capacity. Each production partner passes through stringent requirements for quality control, capabilities, technology adoption, and financial stability. Production partners that have become part of our select vendor relationship program represent various production processes, including:


                                    PART I-2



Printing:
        o        Sheet-fed offset                                o        Web Offset
          >>       1 color, 2 color, 4 color                       >>       Half and Full Web
          >>       Up to 77" full color press                      >>       Cold and Heatset
        o        Digital Printing                                o        Letterpress
          >>       High-speed laser                                >>       Die-Cutting
          >>       Personalization                                 >>       Embossing
          >>       Digital offset                                  >>       Foil Stamping
          >>       Wide-format inkjet
        o        Screen Printing                                 o        Plastic Printing
Coatings:                                                        Mailing and Fulfillment
        o        Aqueous                                         o        List management
        o        Varnishes                                       o        Addressing
        o        UV                                              o        Pick n pack
        o        Lamination

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



                                    PART I-3

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



                                    PART I-4

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

Our target customers are mid- to large-size organizations who spend $50,000 to over $10 million per year on printing and cross media products. In our first six months of business, we provided our services to thirty three customers: 67% were commercial companies, 15% were advertising agencies, and the remaining 18% were non-profit organizations, including associations, government institutions, and educational institutions. Through the first six months of 2004, we have provided our services to 65 customers, adding mostly agencies and commercial accounts. The new customers are 57% commercial, 25% agencies, and 18% associations / government/educational institutions.

We intend to leverage our customer service approach to build solid personal relationships and develop strong name brand recognition. We currently are operating in and have developed customer bases in the New York City metropolitan area, Washington D.C. metropolitan area, and in Philadelphia, Scranton and Wilkes-Barre areas in Pennsylvania. We intend to expand on a geographical basis, targeting major metropolitan areas nationwide. We will further our expansion into specific vertical markets, using those same customer relationships to build brand awareness with new potential customers within the same vertical market.

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



                                    PART I-5

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

Build a strong customer support team
------------------------------------
We are building an infrastructure with customer service representatives and digital service representatives to provide continued intensive support to our customers. This structure allows the sales representatives to focus on generating sales leads, developing strong relationships, and closing sales. In the last twelve months, we have hired six sales representatives, two customer service representatives, and on digital service representative.

Pursue a focused business to business strategy
----------------------------------------------
We are focusing our sales efforts on mid-market and large customers with annual printing needs of $50,000 to $10 million. In our first six months of business, we provided our services to 33 customers. In the first six months of 2004, we have provided our services to 65 customers.

It is our intention to use existing customer relationships to further penetrate vertical markets. By demonstrating strong customer service, we hope to gain additional customers. Additionally we intend to attend association and industry meetings and distribute case studies and promotional literature.

Expand into geographical areas with strong demographics, on a concentric basis
------------------------------------------------------------------------------
We currently operate in and have developed customer bases in the three major metropolitan areas: New York City, Washington D.C. and Philadelphia, as well as the Scranton and Wilkes-Barre areas in Pennsylvania. We intend on extending the geographic presence of our sales force to acquire customers in new markets. Initially, top producers will be hired in desirable metropolitan markets. Once we have developed a significant customer base in the area, an office will be opened with the requisite infrastructure to support the business. Alternatively, we may consider entering into strategic mergers in desirable metropolitan markets.

Build brand name recognition
----------------------------
We are pursuing marketing programs to promote our brand name and reputation as a leading e-printer. These programs include trade shows, public relations, seminars, distribution of marketing materials, and other activities focused on gaining industry visibility. Our highest profile effort to build our brand will be through our strategic partnerships. These affiliations will manifest in trade publication advertisements, seminars, conferences and promotional videos.



                                    PART I-6

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



                                    PART I-7

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

OUR  INDEPENDENT   REGISTERED   PUBLIC  ACCOUNTING  FIRM  HAS  STATED  THERE  IS
SUBSTANTIAL DOUBT ABOUT OUR ABILITY TO CONTINUE AS A GOING CONCERN, WHICH MAY HINDER OUR ABILITY TO OBTAIN FUTURE FINANCING.

In their report dated February 19, 2004 on our consolidated financial statements as of and for the year ended December 31, 2003, our independent registered public accounting firm stated that our recurring losses and our net capital deficiency as of December 31, 2003 raised substantial doubt about our ability to continue as a going concern. We have incurred losses since emerging from bankruptcy in 2000. Since December 31, 2003, we have continued to experience net operating losses. Our ability to continue as a going concern is subject to our ability to generate a profit and/or obtain necessary funding from outside sources, including obtaining additional funding from the sale of our securities, increasing sales or obtaining loans and grants from various financial institutions where possible. Our continued net operating losses and stockholders' deficiency increase the difficulty in meeting such goals and there can be no assurances that such methods will prove successful.

TO OBTAIN NEW CUSTOMERS, WE MUST OVERCOME LONG-STANDING CUSTOMER RELATIONSHIPS AND LONG SALES CYCLES; FAILURE TO OBTAIN NEW CUSTOMERS COULD RESULT IN INCREASED EXPENSES AND OPERATING LOSSES.

Many of the potential customers that we pursue through the direct sales process have long-standing business relationships and personal ties with their existing printers, which they are reluctant to disrupt. To successfully sell our products, we generally must educate potential customers on the use and benefits of our services, which can require significant time and resources. Consequently, we must incur substantial expenses in acquiring new customers. The period between initial contact and the purchase of our products is often long and subject to delays associated with the lengthy approval and competitive evaluation processes that typically accompany a customer's decision to change its outsourcing relationships. For typical customers, the sales cycle takes between two to twelve weeks, but for large customers, the sales cycle may require more than one year. Furthermore, a substantial majority of revenue will be derived from customers that we obtain through hiring of high-volume sales representatives and acquisitions of print brokers. There can be no assurance that acquired customers will transfer all of their business to us. If we are unable to obtain new customers, it could result in increased operating and marketing expenses and operating losses.

IF WE ARE UNABLE TO COMPETE SUCCESSFULLY AGAINST TRADITIONAL AND NEW PLAYERS IN THE INDUSTRY, OUR BUSINESS MAY NOT SUCCEED.

The printing/cross media publishing industry is intensely competitive. Competitors vary in size and in the scope and breadth of the products and services offered. We compete primarily with local and regional vendors, which are either independent or owned by print industry consolidators. The U.S. commercial printing industry is highly fragmented, with over 31,000 local and



                                    PART I-8
regional commercial printers operating nationwide. These local and regional printers typically have significant excess production capacity. Therefore, they compete aggressively for business printing orders in the markets they serve.

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


                                    PART I-9

WE ARE DEPENDENT ON MANAGEMENT. IF WE ARE NOT ABLE TO ATTRACT AND RETAIN KEY EMPLOYEES, OUR BUSINESS OPERATIONS WILL BE HARMED.

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

In February, 2004, we entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. Our financing needs are expected to be substantially provided from the equity line of credit. No assurances can be given that such financing will be available in sufficient amounts or at all when needed, in part, because we are limited to a maximum draw down of $53,000 per advance. If we need to draw down more that we are allowed under the equity line of credit, we may require additional funds to continue operations.

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

Our officers and directors beneficially own approximately 86% of our outstanding common stock. As a result, these officers and directors, acting together, will have the ability to control substantially all matters submitted to our stockholders for approval, including:
     o    election of our board of directors;
     o    removal of any of our directors;
     o    amendment of our certificate of incorporation or bylaws; and
     o adoption of measures that could delay or prevent a change in control or impede a merger, takeover, or other business combination involving us.



                                   PART I-10

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


                                   PART I-11

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






                                   PART I-12

                                   PART II - 5
                                     PART II

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

                                                 Bid Price
                                      ---------------------------------
             Quarter Ended                 High               Low
             ---------------------    ---------------     -------------

             December 31, 2003                 $3.00             $2.05
             September 30,2003                 $3.90             $2.02
             June 30, 2003 **                  $3.00             $0.01
             March 31, 2003                    $0.05             $0.01

             December 31, 2002                 $0.05             $0.00
             September 30, 2002                $0.01             $0.01
             June 30, 2002                     $0.01             $0.01
             March 31, 2002                    $0.02             $0.01

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



                                   PART II-1

GENERAL

We are a media production and management business. The services that we provide include print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. We also provide our customers with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any customer order. We are a virtual printing company- we neither own nor have our capital tied up in printing equipment or facilities but we work with an established network of technologically advanced printers and production houses.

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

o    The enterprise-wide management system
     We selected and implemented an enterprise-wide management system. Further customization is anticipated in 2004. This system allows us to efficiently handle all transactions. It is expected therefore, that we will be able to add significant growth without increasing our internal costs.

We believe this focus has resulted in a strong base to support our expansion. We have initiated the building of an experienced, direct sales force and are concentrating our recruiting efforts on sales representatives who have solid relationships with mid- to large-size organizations who spend $50,000 to over $10 million per year on printing and other media products.

REVENUES AND GROSS MARGINS

We had sales of $128,850 in 2003 and gross margin of $31,565, 24.5% of sales. We had no sales in 2002. Sales were generated from 33 different customers during the fiscal year ended 2003. This increase in sales is a result of our sales and operations beginning in July 2003. Prior to that period, we were not conducting any operations.

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

2003 operating expenses included $112,726 for sales and marketing expense, $44,105 for printing services (pre-press department), and $401,752 for general and administrative costs. Approximately $45,000 of the general and administrative costs were associated with the merger transaction. Our operating expenses increased significantly during the fiscal year ended 2003 as a result of our beginning operations in July 2003. These additional expenses included additional salary for employees and developing infrastructure to support our operations.

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

In February 2004, we entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, we may, at our discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The bid price is defined as the closing bid price, as reported by Bloomberg L.P., of the common stock on the principal market or if the common stock is not traded on a principal market, the highest reported bid price as furnished by the National Association of Securities Dealers, Inc. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Although Cornell Capital Partners can repeatedly acquire and sell shares, the 9.9% limitation may hinder or delay our ability to draw down additional advances if such advance would cause Cornell Capital Partners to own more than 9.9% of our outstanding common stock. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. We also gave Cornell Capital Partners a compensation debenture in the amount of $240,000 upon execution of the equity line of credit. Further, we have agreed to pay Cornell Capital Partners, L.P. 5%



                                   PART II-3
of the proceeds that we receive under the Equity Line of Credit. In addition, we engaged Newbridge Securities Corporation, a registered broker-dealer, to advise us in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 4,762 shares of our common stock.

In order to continue to facilitate our capital requirements, in agreement with Private Investors' Equity, LLC, the interest payments for the months August 2003 through August 2004 will be capitalized. The new principal balance will be approximately $612,000.

INFLATION AND REGULATION

Our operations have not been, and in the near term are not expected to be, materially affected by inflation or changing prices. We encounter competition from a variety of companies in our markets. Many of these companies have long standing customer relationships and are well-staffed and well financed. We believe that competition is based on customer satisfaction and production of quality products and services, although the ability, reputation, and support of management are also significant. We do not believe that any recently enacted or presently pending proposed legislation will have a material adverse effect on our operations.


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

EDWARD G. BROENNIMAN, SECRETARY AND BOARD MEMBER.67.
Mr. Broenniman has served as the Managing Director of The Piedmont Group, a venture development firm, for over 12 years. He has over 35 years as an operating executive with Fortune 100 firms and privately held high-technology companies, He has extensive knowledge of the printing industry having worked for International Paper, Weyerhauser, Ideal Roller & Graphics, and Printing Plate Supply Company. A successful entrepreneur, Mr. Broenniman has built and sold three venture funded high-technology firms to public companies. As a venture advisor, he works with emerging firms to build their operating results, increase profitability, and stockholder value. Mr. Broenniman is married to Ms. Broenniman.

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






                                   PART III-2




                           SUMMARY COMPENSATION TABLE
                             LONG-TERM COMPENSATION

                                                    ANNUAL COMPENSATION                  LONG-TERM AWARDS
                                                                                              SECURITIES
NAME AND PRINCIPAL                                                     OTHER ANNUAL       UNDERLYING OPTIONS  ALL OTHER COMPENSATION
-------------------                                                    -------------      ------------------- ----------------------
POSITION                    YEAR      SALARY ($)      BONUS ($)       COMPENSATION ($)            (#)                   ($)
--------                    ----      ----------      ---------       ----------------            ---                   ---

   Linda A. Broenniman,
   Chief Executive
   Officer and Chief
   Financial Officer        2003    $150,000 (1)         $0                  $0                   $0                    $0

   Daniel H. Scott, Chief
   Executive Officer,
   Advanced Gaming
   Technology               2002     $98,125 (2)         $0                  $0                    0                    $0
                            2001     $225,000(2)         $0                  $0                    0                    $0


     (1) Ms. Broenniman received compensation of $75,000 in 2003, of which $15,000 was deferred and is reflected in Accrued Expenses.
     (2) Mr. Scott elected to defer payment of $98,125 of the 2002 compensation and $225,000 of the 2001 compensation. These amounts were consolidated into a secured note payable to Mr. Scott in June of 2001. Mr. Scott received an annual salary of $225,000. The actual amount of salary paid during 2002 and 2001 was $0. In June 2003, we issued 1,000,000 shares to Mr. Scott in full settlement of his note payable.

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

                                            Number of Shares of Common          Percent of Common Stock
        Name of Beneficial Owner (1)        Stock Beneficially Owned or            Beneficially Owned or
                                                 Right to Direct Vote           Right to Direct Vote (2)(3)
        ----------------------------         -------------------------------    ---------------------------

      Linda A. Broenniman                                                  0                           0.0%
      Edward G. Broenniman                                                 0                           0.0%
      Gary L. Cain                                            21,869,098 (3)                          89.0%
      Bruce M. Arinaga                                                     0                           0.0%
      Martin A. Burke                                                      0                           0.0%
      Executive Officers and Directors as a
      group (5 persons)                                       21,869,098 (3)                          89.0%


     (1) For purposes of this statement "beneficial ownership" of a security exists when a person directly or indirectly has or shares "investment power", which includes the power to dispose or direct the disposition of such security, or "voting power", which includes the power to vote or direct the voting of such security. Beneficial Ownership is determined in accordance with the rules of the Securities and Exchange Commission and generally includes voting or investment power with respect to securities. Shares of common stock subject to options or warrants currently exercisable or convertible, or exercisable or convertible within 60 days of December 31, 2003 are deemed outstanding for computing the percentage of the person holding such option or warrant but are not deemed outstanding for computing the percentage of any other person.
     (2)  Based on 7,069,059 shares of common stock outstanding as of 12/31/03.
     (3) Includes 3,500,000 shares of preferred stock, which are convertible into 17,500,000 shares of common stock.




                                   PART III-4

ITEM 12: CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS

The Company paid $50,000 of professional fees during 2003: $25,000 to The Piedmont Group, a partnership whose managing partner is Edward G. Broenniman, a director of the Company, and $25,000 to Martin A. Burke, a director of the Company. Mr. Burke and Mr. Broenniman were engaged as corporate advisors to add operating strength and expertise to our management team. Mr. Burke provided general business, financial and infrastructure planning, accounting, and technology advice. Mr. Broenniman provided expertise on planning for rapid growth in early stage firms and building sales and marketing organizations. Mr. Broenniman provided the benefit of his extensive knowledge of the printing industry and the use of technology in media production.

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

                        MEDIAWORX, INC.
                        (Registrant)

DATED: August 25, 2004  By: /s/ LINDA A. BROENNIMAN
                            ---------------------------------------------------
                                Linda A. Broenniman
                                President, Chief Executive Officer and Director (Principal Executive and Financial Officer)

In accordance with the requirements of the Exchange Act, this report has been signed below by the following persons on behalf of the registrant and in the capacities and on the dates indicated.

                              MEDIAWORX, INC.

Date:  August 25, 2004        By: /s/  GARY L. CAIN
                              ---------------------------------------------
                              Gary L. Cain
                              Chairman


Date:  August 25, 2004        By: /s/  EDWARD G. BROENNIMAN
                              ---------------------------------------------
                              Edward G. Broenniman
                              Director

Date:  August 25, 2004        By: /s/  BRUCE M. ARINAGA
                              ---------------------------------------------
                              Bruce M. Arinaga
                              Director


Date:  August 25, 2004        By: /s/  MARTIN A. BURKE
                              ---------------------------------------------
                              Martin A. Burke
                              Director

                                  EXHIBIT 31.1

                           SECTION 302 CERTIFICATIONS

I, Linda Broenniman, certify that:

         1. I have reviewed this Annual Report on Form 10-KSB (the "Report") of MediaWorx, Inc.;

         2. Based on my knowledge, this report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this report;

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the small business issuer as of, and for, the periods presented in this report;

         4. The small business issuer's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Securities Exchange Act of 1934, rules 13a-15(e) and 15d-15(e) for the small business issuer and have:

        a) designed such disclosure controls and procedures, or caused such disclosure controls and procedures to be designed under our supervision, to ensure that material information relating to the small business issuer, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

        b) evaluated the effectiveness of the small business issuer's disclosure controls and procedures and presented in this Report our conclusions about the effectiveness of the disclosure controls and procedures, as of the end of the period covered by this Report on such evaluation;

        c) disclosed in this Report any change in the small business issuer's internal control over financial reporting that occurred during the small business issuer's most recent fiscal quarter (the small business issuer's fourth fiscal quarter in the case of an annual report) that has materially affected, or is reasonably likely to materially affect, the small business issuer's internal control over financial reporting; and

         5. The small business issuer's other certifying officers and I have disclosed, based on our most recent evaluation of internal control over financial reporting, to the small business issuer's auditors and the audit committee of small business issuer's board of directors (or persons performing the equivalent functions):


                                   PART III-9

        a) all significant deficiencies and material weaknesses in the design or operation of internal control over financial reporting which are reasonably likely to adversely affect the small business issuer's ability to record, process, summarize and report financial information; and

        b) any fraud, whether or not material, that involves management or other employees who have a significant role in the small business issuer's internal control over financial reporting.

                         Date:  August 25, 2004

                           /s/  Linda Broenniman
                           ---------------------
                                Linda Broenniman
                                President, Chief Executive Officer and Director (Principal Executive and Financial Officer)











                                  PART III-10

                                  EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Annual Report of MediaWorx, Inc. on Form 10-KSB (the "Report") for the year ending December 31, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Broenniman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

         (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

         (2) the information contained in the Report fairly presents, in all material respects, the financial condition and result of operations of the Company.


Dated:  August 25, 2004        /s/  Linda Broenniman
                               ---------------------
                                    Linda Broenniman
                                    Chief Executive Officer and Director
                                    (Principal Executive and Financial Officer)





A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.




                                   PART III-11

                          INDEX TO FINANCIAL STATEMENTS


Independent Auditor's Report................................................F-1

Consolidated Balance Sheets.................................................F-3
December 31, 2003 and 2002

Consolidated Statements of Operations for the...............................F-4
Two Years Ended December 31, 2003 and 2002

Consolidated Statements of Stockholders' Equity (Deficit) for the...........F-5
Two Years Ended December 31, 2003 and 2002

Consolidated Statements of Cash Flows for the ..............................F-7
Two Years Ended December 31, 2003 and 2002

Notes to Consolidated Financial Statements .................................F-9

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

                                              Respectfully Submitted,


                                         /s/  Robison Hill & Company
                                         ---------------------------------
                                              Robison Hill & Company
                                              Certified Public Accountants

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
                                                         =========    =========



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (Continued)


                                                                    December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                           2003           2002
------------------------------------                        -----------    -----------

CURRENT LIABILITIES
     Accounts Payable                                       $    41,373    $    14,148
     Accrued Expenses                                            40,369           --
     Accrued Interest                                            23,408         84,393
     Note Payable - Related Party                               275,000           --
     Short Term Notes Payable                                   100,000        940,939
                                                            -----------    -----------
          Total Current Liabilities                             480,150      1,039,480
                                                            -----------    -----------
NON-CURRENT LIABILITIES
     Long Term Note Payable                                     544,333           --
                                                            -----------    -----------
          Total Long Term Liabilities                           544,333           --
                                                            -----------    -----------

TOTAL LIABILITIES                                             1,024,483      1,039,480
                                                            -----------    -----------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 3,500,000 and 0 Issued and
         Outstanding at December 31, 2003 and
         December 31, 2002                                      350,000           --
     Common Stock - $.005 par value, 150,000,000
         Authorized, 6,819,259 and 214,306 Issued and
         Outstanding at December 31, 2003 and
         December 31, 2002                                       34,097          1,072
    Common Stock to be Issued, 250,000 and 0                      1,250              0
     Paid in Capital                                            763,136        106,081
     Accumulated Comprehensive Income                              --            2,500
    Accumulated Deficit                                      (1,957,475)    (1,120,356)
                                                            -----------    -----------
          Total Stockholders' Equity (Deficit)                 (808,992)    (1,010,703)
                                                            -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   215,491    $    28,777
                                                            ===========    ===========





   The accompanying notes are an integral part of these financial statements.

                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME


                                                         For the Year Ending
                                                             December 31,
                                                         2003           2002
                                                     -----------    -----------

Revenue                                              $   128,850    $      --

Cost of Goods Sold                                        97,285           --
                                                     -----------    -----------

Gross Profit                                              31,565           --
                                                     -----------    -----------
Operating Expenses
  Selling and Marketing                                  112,726           --
  Printing Services                                       44,105           --
  General and Administrative                             401,752        189,586
                                                     -----------    -----------
  Total Operating Expenses                               558,583        189,586
                                                     -----------    -----------

Operating Income (Loss)                                 (527,018)      (189,586)
                                                     -----------    -----------
Other Income (Expense)
  Miscellaneous Income                                     8,745           --
  Interest Income (Expense)                              (61,766)       (97,292)
  Permanent Impairment of
     Marketable Securities                               (14,331)          --
  Gain from Lawsuit Settlement                              --           17,500
  Gain on Forgiveness of Debt                            947,637        520,026
  Gain on Sale of Assets                                     197           --
  Write Down of Investment                            (1,190,583)          --
                                                     -----------    -----------
  Total Other Income (Expense)                          (310,101)       440,234
                                                     -----------    -----------
Net Income (Loss)                                    $  (837,119)   $   250,648

Other Comprehensive Income (Loss)
  Marketable Equity Securities Holding Gain                 --             2500
                                                     -----------    -----------

Comprehensive Loss                                   $  (837,119)   $   253,148
                                                     ===========    ===========
Basic Earnings Per Share                             $     (0.26)   $      1.17
                                                     ===========    ===========
Weighted Average Shares Outstanding                    3,230,309        214,306
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

                                MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (Continued)


                                                          For the Year Ending
                                                              December 31,
                                                           2003       2002
                                                          --------   --------

Net (Decrease) Increase in Cash and Cash Equivalents      $ 91,048   $(34,951)
Cash and Cash Equivalents at Beginning of Period            10,759     45,710
                                                          --------   --------

Cash and Cash Equivalents at End of Period                $101,807   $ 10,759
                                                          ========   ========

SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                $   --     $   --
  Franchise and income taxes                              $   --     $   --


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

Revenue Recognition
-------------------

The Company's revenues are derived from customized printing and cross media services. Revenue is recognized when earned as the services provided or the product is delivered in accordance with the underlying purchase order. The Company recognizes gross revenues under the provision of Emerging Issues Task Force (EITF) Issue No. 99-19 "Recording Revenue Gross as Principal vs. Net as an Agent". The Company acts as the principal, takes title to the products and has the risk and rewards of ownership. The Company has not yet generated any revenue while acting as an agent or broker. If the Company act as an agent or broker, the Company will account for those revenues on a net basis.

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

Each share of Series A Preferred Stock has voting rights equal to the voting rights of the common stock on an as if converted basis. Upon any liquidation, dissolution or winding up of MediaWorx, whether voluntary or involuntary, the holders of record of shares of Series A Preferred Stock shall be entitled, before any distribution or payment is made upon outstanding shares of common stock, to be paid an amount equal to the Original Issue Price. If, upon such liquidation, the assets to be distributed among the holders of Series A

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 3 - PREFERRED STOCK (Continued)
------------------------------------
Preferred Stock shall be insufficient to permit such payment, then the entire assets of MediaWorx to be so distributed shall be distributed ratably among the holders of Series A Preferred Stock.

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

As of December 31, 2003 and 2002, the following amounts are due:

                                                              December 31,
                                                         2003          2002
                                                       ---------     ---------
Note Payable-Related Party
Note Payable, Interest at 2%, payable to shareholder
  of Company upon request                              $ 275,000     $       -
                                                       ---------     ---------

Long-Term Note Payable
Note Payable, Interest at 12%, Due May 2008            $ 544,333     $       -
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

The following table summarizes the estimated fair value of the assets acquired and liabilities assumed at the date of acquisition. The allocation of the purchase price is subject to refinement when the valuation of certain intangible assets are adjusted.
                                                                2003
                                                          ---------------
         Assets:
           Investments in SSCI                                $1,191,333
                                                          ===============
          Liabilities:
           Accrued Expenses                                   $   46,333
           Long Term Debt                                        775,000
               Total Liabilities                                 821,333

         Equity:
           Preferred Stock                                       350,000
           Common Stock                                           20,000
              Total Equity                                       370,000
                                                          ===============

         Total Liabilities and Equity                        $ 1,191,333
                                                          ===============

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


NOTE 12 - MERGER (Continued)
----------------------------

The results of operations for MWAC have been included in the consolidated financial statements since the inception of MWAC. The aggregate purchase price was 4,000,000 common shares and 3,500,000 preferred shares at par value.

The acquired intangible assets of $1,199,333 was assigned to research and development assets that were written off at the date of the acquisition in accordance with FASB Interpretation No. 4, Applicability of FASB Statement No. 2 to Business Combinations Accounted for by the Purchase Method. Those write-offs are included in Other Expense-Write Down of Investment.