Form 10QSB/A
period 2004-03-31
MEDIAWORX INC
filed 2004-08-25
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549


                           -------------------------

                                   FORM 10-QSB/A

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

                                 MEDIAWORX, INC.
                          FORM 10-QSB/A QUARTERLY REPORT

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

     ITEM 1:  CONSOLIDATED INCOME STATEMENTS

            Consolidated Balance Sheets  ...................................F-2

            Consolidated Statements of Income  .............................F-4

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



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (Continued)

                                                             March 31,     December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                          2004           2003
------------------------------------                       ------------    ------------

CURRENT LIABILITIES
     Accounts Payable                                       $    48,043    $    41,373
     Accrued Expenses                                            39,071         40,369
     Accrued Interest                                            39,738         23,408
     Note Payable-Related Party                                 275,000        275,000
     Short Term Notes Payable                                   100,000        100,000
                                                           ------------    ------------
          Total Current Liabilities                             501,852        480,150
                                                           ------------    ------------

NON-CURRENT LIABILITIES
     Convertible Debenture                                      240,000          --
     Long Term Note Payable                                     544,333        544,333
                                                           ------------    ------------
          Total Long Term Liabilities                           784,333        544,333
                                                           ------------    ------------

TOTAL LIABILITIES                                             1,286,185     1,024,483
                                                           ------------    ------------

STOCKHOLDERS' EQUITY (DEFICIT)
     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 3,500,000 and 0 Issued and
         Outstanding at March 31, 2004 and
         December 31, 2003                                      350,000        350,000
    Common Stock - $.005 par value, 150,000,000
         Authorized, 7,733,740 and 6,834,610 Issued and
         Outstanding at March 31, 2004 and
         December 31, 2003                                       38,669         34,097
    Common Stock to be Issued, 250,000 and 250,000                1,250          1,250
     Paid in Capital                                          1,073,938        763,136
    Accumulated Deficit                                      (2,529,805)    (1,957,475)
                                                           ------------    ------------
          Total Stockholders' Equity (Deficit)               (1,065,948)      (808,992)
                                                           ------------    ------------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $   220,237    $   215,491
                                                           ============    ============








                 See accompanying notes to financial statements.

                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                              For the Three Months Ended
                                                       March 31,
                                                 2004           2003
                                             -----------    -----------

Revenue                                      $    73,142    $      --

Cost of Goods Sold                                55,382           --
                                             -----------    -----------
Gross Profit                                      17,760           --
                                             -----------    -----------
Operating Expenses
  Selling and Marketing                           99,158           --
  Printing Services                               22,449           --
  General and Administrative                     206,427          2,627
                                             -----------    -----------
  Total Operating Expenses                      (307,034)         2,627
                                             -----------    -----------

Operating Income (Loss)                         (307,274)        (2,627)
                                             -----------    -----------
Other Income (Expense)
  Miscellaneous Income                              --            8,745
  Finance Fees                                  (240,000)          --
  Interest Income (Expense)                      (22,056)       (21,171)
                                             -----------    -----------
  Total Other Income (Expense)                  (262,056)       (12,426)
                                             -----------    -----------

Net Income (Loss)                            $  (572,056)   $   (15,053)
                                             ===========    ===========

Basic Earnings Per Share                     $     (0.08)   $     (0.07)
                                             ===========    ===========

Weighted Average Shares Outstanding            7,014,224        214,306
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







                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)
                                                                                                          Accumulated    Retained
                                   Preferred Stock                  Common Stock               Paid in      Comp.        Earnings/
                                 Shares   Par Value       Shares    To be Issued   Par Value   Capital      Income       (Deficit)
                               ---------  ---------      --------   ------------   ---------   ---------  -----------    ----------
Shares Issued for Cash
    November 1, 2003                   -     $    -       192,309       $     -      $   962   $  63,942     $      -      $      -

Shares Issued for Cash
    November 18, 2003                  -          -       105,572             -          528      35,103            -             -

Shares Issued for Cash
    December 1, 2003                   -          -       113,868             -          569      37,861            -             -

Shares Issued for Cash
    December 15, 2003                  -          -       130,306             -          652      43,327            -             -
                                                                              -                                                   -
Other Comprehensive Loss                                                                                       (2,500)
Net Loss                                                                                                                   (837,119)
                               ---------  ---------      --------   ------------   ---------   ---------  -----------    ----------
Balance December 31, 2003      3,500,000    350,000     6,819,259         1,250       34,097     763,136            -    (1,957,475)

Shares Issued For Cash
     January 7, 2004                   -          -       173,520             -          867      57,695            -             -

Shares Issued For Cash
     January 19, 2004                  -          -       139,601             -          698      46,417            -             -

Shares Issued For Cash
     February 5, 2004                  -          -       207,309             -        1,037      68,930            -             -

Shares Issued For Cash
     February 28, 2004                 -          -       150,452             -          752      50,026            -             -

Issuance of Convertible Debenture
     February 24, 2004                                                                             5,854






                                 MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   -----------
                                   (Continued)
                                                                                                         Accumulated     Retained
                                   Preferred Stock                 Common Stock               Paid in      Comp.         Earnings
                                Shares     Par Value      Shares   To be Issued   Par Value   Capital     Income        (Deficit)
                               ---------  ---------    --------    ------------   ---------   ---------  -----------    ----------
Shares Issued for Cash
    March 1, 2004                    -       $    -        8,000    $     -       $      40   $   3,543   $        -    $       -

Shares Issued for Cash
    March 2, 2004                    -            -      207,309          -           1,037      68,930            -            -

Shares Issued for Cash
    March 15, 2004                   -            -       28,290          -             141       9,407            -            -

Net Loss                                                                                                                  (572,330)
                             ---------    ---------    ---------   ------------  ----------   ----------  ----------    -----------
Balance March 31, 2004       3,500,000    $ 350,000    7,733,740   $  1,250      $   38,669   $1,073,938  $        -    $(2,529,805)
                             =========    =========    =========   ============  ==========   ==========  ==========    ===========











                 See accompanying notes to financial statements.



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   -----------

                                                           For the Three Months Ended
                                                                   March 31,
                                                               2004         2003
                                                             ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES
------------------------------------
Net Income (Loss)                                            $(572,330)   $ (15,053)

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                              3,226          108

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                   444         --
      (Increase) Decrease in Prepaid Expenses                   (4,146)      (3,778)
      (Increase) Decrease in Related Party Receivable           (3,082)        --
      Increase (Decrease) in Accounts Payable                    6,670       (3,239)
      Increase (Decrease) in Accrued Payroll & Taxes            (1,298)        --
      Increase (Decrease) in Accrued Interest                   16,330       21,171
                                                             ---------    ---------

    Net Cash Used in Operating Activities                     (554,186)        (791)
                                                             ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITIES
------------------------------------
     Short Term Loan to Related Party                             --          5,331
     Purchase of Marketable Securities                            --         (5,331)
     Purchase of Property and Equipment                         (9,218)        --
     Purchase of Software                                      (13,503)        --
                                                             ---------    ---------

    Net Cash Used in Investing Activities                      (22,721)        --
                                                             ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES
     Issurance of Convertible Debenture                        245,854
     Proceeds from Sale of Common Stock                        309,520         --
                                                             ---------    ---------

    Net Cash Used in Financing Activities                      555,374         --
                                                             ---------    ---------




                See accompanying notes to financial statements.

                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                    ----------
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

Nature of Operations
--------------------

MediaWorx, Inc. is a media production and management business. The services that the Company provides include print, audio/video, digital asset management, graphic design, production and fulfillment for traditional and web-based marketing and communications products and services. MediaWorx provides the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing company- it neither owns nor has its capital tied up in printing equipment or facilities but works with an established network of the most capable, technologically advanced printers and production houses.

                                MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)

NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES
--------------------------------------------------------------------
(Continued)
-----------

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

Unsecured Convertible Debenture
-------------------------------

During February, 2004 the Company issued an unsecured convertible debenture in connection with the Equity Line of Credit. The $240,000 is due and payable, with 5% interest, three years from the date of issuance, unless sooner converted into shares of common stock. The debenture is convertible, subject to a maximum cap of $50,000 per day any time up to the maturity at a conversion price equal to 100% of the lowest closing bid price of the common stock for the three preceding trading days. At maturity, the Company has the option to pay the principal balance and accrued interest in cash or convert the debenture into common shares at a price equal to 100% of the lowest closing bid price for the three prior trading days.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE (Continued)
----------------------------------

As of March 31, 2004 and December 31, 2003 the following amounts are due:


                                                         March 31,  December 31,
                                                           2004        2003
                                                      ------------  ------------
Note Payable-Related Party
Note Payable, Interest at 2%, payable to shareholder
  of Company upon request                             $    275,000  $    275,000
                                                      ============  ============

Long-Term Note Payable
Convertible Debenture                                 $    240,000  $          -
Note Payable, Interest at 12%, Due May 2008                544,333       544,333
                                                      ------------  ------------
Total Long-Term Note Payable                          $    784,333  $    544,333
                                                      ============  ============


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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 8 - MERGER (Continued)
---------------------------

                                                      2003
                                                   ----------
       Assets:
           Investment in SSCI                      $1,191,333
                                                   ==========

       Liabilities:
           Accrued expenses                        $   46,333
           Long Term Debt                             775,000
                                                   ----------
                   Total Liabilities                  821,333

       Equity:
            Preferred Stock                        $  350,000
            Common Stock                               20,000
                                                   ----------
                   Total Equity                       370,000
                                                   ==========

                   Total Liabilities and Equity    $1,191,333
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

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS

This quarterly report on Form 10-QSB/A and the information incorporated by reference herein contain "forward-looking statements" within the meaning of
Section 27A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Such statements include, but are not limited to, declarations regarding the intent, belief or current expectations of the Company and its management, projected sales, gross margin and net income figures, the availability of capital resources, and plans concerning products and market acceptance. Forward-looking statements are inherently subject to risks and uncertainties, many of which cannot be predicted with accuracy and some of which may not even be anticipated. Future events and actual results, financial and otherwise, could differ materially from those set forth in or contemplated by the forward-looking statements herein and any forward looking statements should be considered accordingly.

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

MediaWorx recognizes that print and media buying encompasses a strong relationship aspect between the provider and the Customer. MediaWorx's business model is built on providing the Company's sales representatives with the support and leverage of a strong customer service culture, in-house pre-press capabilities, e-business solutions, and a base of production partners that can fulfill the complexity of any Customer order. The Company is a virtual printing/cross-media publishing company- it neither owns nor has its capital tied up in printing/multi-media equipment or facilities but works with an established network of the most capable, technologically advanced printers and production houses. MediaWorx's Customer's benefit by getting superior customer service - an end-to-end, single source solution from design and pre-press, to production by the most cost-effective and time efficient production house, through distribution and digital asset management.

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


RESULTS OF OPERATIONS

THREE MONTHS ENDED MARCH 31, 2004 COMPARED TO THREE MONTHS ENDED MARCH 31, 2003

REVENUES AND GROSS PROFITS

The Company had sales of $73,142 in the first quarter and gross margin of $17,760, 24.3% of sales. Sales were generated from 23 different customers. The Company had no sales and no customers for the same period in 2003.

Consistent with the Company's business strategy to hire sales representative, the Company hired three sales representatives at the end of March, bringing the total number of sales representatives to 6.

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

Operating expenses increased from 2003 as a result of our beginning operations in July 2003. In 2004, operating expenses included $99,158 for sales and marketing expense, $22,449 for printing services (pre-press department), and $206,427 for general and administrative costs.

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

In February 2004, the Company entered into an equity line of credit with Cornell Capital Partners, L.P. Pursuant to the equity line of credit, the Company may, at it's discretion, periodically sell to Cornell Capital Partners shares of common stock for a total purchase price of up to $5,000,000. For each share of common stock purchased under the equity line of credit, Cornell Capital Partners will pay 95% of the bid price on the Over-the-Counter Bulletin Board or other principal market on which our common stock is traded for the five days immediately following the notice date. The bid price is defined as the closing bid price, as reported by Bloomberg L.P., of the common stock on the principal market or if the common stock is not traded on a principal market, the highest reported bid price as furnished by the National Association of Securities Dealers, Inc. Cornell Capital Partners may not own more than 9.9% of our outstanding common stock at any time. Although Cornell Capital Partners can repeatedly acquire and sell shares, the 9.9% limitation may hinder or delay our ability to draw down additional advances if such advance would cause Cornell Capital Partners to own more than 9.9% of the Company's common stock. Cornell Capital Partners is a private limited partnership whose business operations are conducted through its general partner, Yorkville Advisors, LLC. The Company also gave Cornell Capital Partners a compensation debenture in the amount of $240,000 upon execution of the equity line of credit. Further, the Company has agreed to pay Cornell Capital Partners, L.P. 5% of the proceeds that we receive under the Equity Line of Credit. In addition, the Company engaged Newbridge Securities Corporation, a registered broker-dealer, to advise the Company in connection with the equity line of credit. For its services, Newbridge Securities Corporation received 4,762 shares of our common stock.

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

ITEM 2.  CHANGES IN SECURITIES

During the first quarter of 2004, the Company completed a placement of 914, 481 shares of common stock with investors located outside of the United States in exchange for $309,521. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

ITEM 3.  DEFAULTS UPON SENIOR SECURITIES

None.

ITEM 4.  SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.

None.

ITEM 5.  OTHER INFORMATION

None.

ITEM 6.  EXHIBITS AND REPORTS ON FORM 8-K

Exhibit 31.1 Certification Pursuant to Section 302 of the Sarbanes-Oxley Act of 2002.

Exhibit 32.1 Certification Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002.

Form 8-K:      None

                                   SIGNATURES
In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                          MEDIAWORX, INC.
                           (Registrant)

DATE:  August 25, 2004        By: /s/ LINDA A. BROENNIMAN
                                    --------------------------------------------
                                      Linda A. Broenniman
                                      Chief Executive Officer and Director
                                     (Principal Executive and Financial Officer)

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

         3. Based on my knowledge, the financial statements, and other financial information included in this report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this report;

         4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in exchange act rules 13a-14 and 15d-14 for the registrant and have:

        a) designed such disclosure controls and proceduresto ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this report is being prepared;

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

Date:  August 25, 2004

/s/  Linda Broenniman
--------------------------------------------
     Linda Broenniman
     Chief Executive Officer and Director
    (Principal Executive and Financial Officer)

                                                                    EXHIBIT 32.1

                            CERTIFICATION PURSUANT TO
                             18 U.S.C. SECTION 1350,
                             AS ADOPTED PURSUANT TO
                  SECTION 906 OF THE SARBANES-OXLEY ACT OF 2002



         In connection with the Quarterly Report of MediaWorx, Inc. on Form 10-QSB for the period ending September 30, 2003, as filed with the Securities and Exchange Commission on the date hereof (the "Report"), I, Linda Broenniman, Chief Executive Officer of the Company, certify, pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002, that, to the best of my knowledge and belief:

          (1) the Report fully complies with the requirements of Section 13(a) or 15(d) of the Securities Exchange Act of 1934; and

          (2)  the information  contained in the Report fairly presents,  in all
               material  respects,   the  financial   condition  and  result  of
               operations of the Company.


/s/ Linda Broenniman
----------------------------------------------
    Linda Broenniman
    Chief Executive Officer and Director
    (Principal Executive and Financial Officer)


August 25, 2004


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.