Form 10QSB
period 2004-09-30
MEDIAWORX INC
filed 2004-11-22
CIK 1030699

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                              WASHINGTON D.C. 20549




                                   FORM 10-QSB
              QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15 (D) OF
                           THE SECURITIES ACT OF 1933

                    FOR THE QUARTER ENDED SEPTEMBER 30, 2004

                           COMMISSION FILE NO. 0-21991




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

As of November 12, 2004, there were 30,348,404 shares of the Registrant's Common Stock, par value $0.005, issued and outstanding.

Transitional Small Business Disclosure Format (check one).  Yes [  ] No [X]

                                 MEDIAWORX, INC.
                          FORM 10-QSB QUARTERLY REPORT

                                TABLE OF CONTENTS


PART I: FINANCIAL INFORMATION

     ITEM 1:  CONSOLIDATED INCOME STATEMENTS

           Consolidated Balance Sheets.......................................F-2

           Consolidated Statements of Income.................................F-4

           Consolidated Statements of Stockholders' Equity (Deficit) ........F-5

           Consolidated Statements of Cash Flows  ...........................F-9

           Notes to Consolidated Financial Statements ......................F-11
..

     ITEM 2: MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS


PART II: OTHER INFORMATION

                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)


                                                   September 30,    December 31,
ASSETS:                                                 2004            2002
-------                                            -----------      -----------


CURRENT ASSETS
     Cash and Cash Equivalents                     $      --        $   101,807
     Accounts Receivable                               424,707           35,513
     Inventory                                           6,058             --
     Prepaid Expenses                                   10,645              793
     Other Receivables                               7,377,087             --
                                                   -----------      -----------
          Total Current Assets                       7,818,497          138,113

                                                   -----------      -----------

FIXED ASSETS
     Furniture, Fixtures, and Equipment                 20,415            7,362
     Software                                           25,968           12,045
     Less Accumulated Depreciation .                   (11,109)          (1,200)
                                                   -----------      -----------
          Net Fixed Assets                              35,274           18,207
                                                   -----------      -----------

OTHER ASSETS
     Notes Receivable - Related Party                   62,385           59,171
                                                   -----------      -----------
          Total Other Assets                            62,385           59,171
                                                   -----------      -----------

TOTAL ASSETS                                       $ 7,916,156      $   215,491
                                                   ===========      ===========



                                 MEDIAWORX, INC.
                           CONSOLIDATED BALANCE SHEET
                                   (UNAUDITED)
                                   (Continued)


                                                            September 30,  December 31,
LIABILITIES AND STOCKHOLDERS' EQUITY:                           2004           2003
------------------------------------                        -----------    -----------

CURRENT LIABILITIES
     Accounts Payable                                       $   279,574    $    41,373
     Factoring Line Payable                                     204,825           --
     Bank Overdraft                                              12,638           --
     Accrued Expenses                                            77,140         40,369
     Accrued Interest                                            33,514         23,408
     Notes Payable - Related party                              375,000        275,000
     Short Term Notes Payable                                   100,000        100,000
     Current Portion Long Term Note Payable                     148,956           --
                                                            -----------    -----------
          Total Current Liabilities                           1,231,647        480,150
                                                            -----------    -----------

NON-CURRENT LIABILITIES
     Convertible Debenture                                      240,000           --
     Long Term Note Payable                                     446,867        544,333
                                                            -----------    -----------
          Total Long Term Liabilities                           686,867        544,333
                                                            -----------    -----------

TOTAL LIABILITIES                                             1,918,514      1,024,483
                                                            -----------    -----------
STOCKHOLDERS' EQUITY (DEFICIT)

     Preferred Stock - 10% Cumulative, $.10 par value,
         4,000,000 Authorized; 0 and 3,500,000 Issued and
         Outstanding at September 30, 2004 and
         December 31, 2003                                         --          350,000
    Common Stock - $.005 par value, 150,000,000
         Authorized, 30,098,404 and 6,819,259 Issued and
         Outstanding at September 30, 2004 and
         December 31, 2003                                      150,492         34,097
    Common Stock to be Issued, 250,000 and 250,000                1,250          1,250
     Paid in Capital                                          9,044,564        763,136
    Accumulated Deficit                                      (3,198,664)    (1,957,475)
                                                            -----------    -----------
          Total Stockholders' Equity (Deficit)                5,997,642       (808,992)
                                                            -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' EQUITY                  $ 7,916,156    $   215,491
                                                            ===========    ===========



                 See accompanying notes to financial statements.



                                 MEDIAWORX, INC.
                        CONSOLIDATED STATEMENT OF INCOME
                                   (UNAUDITED)


                                 For the Three Months Ended    For the Nine Months Ended
                                        September 30,                 September 30,
                                    2004            2003           2004           2003
                                 -----------    -----------    -----------    -----------


Revenue                          $   666,711    $    69,415    $   990,938    $    69,415

Cost of Revenues                     251,290         52,276        502,705         52,276

Operating Expenses
  Selling and Marketing              289,189         36,021        591,190         36,021
  Printing Services                   21,751         21,758         66,589         21,578
  General and Administrative         204,002        164,108        583,143        213,198
                                 -----------    -----------    -----------    -----------
  Total Operating Expenses           514,942        221,707      1,240,922        270,797
                                 -----------    -----------    -----------    -----------

Operating Income (Loss)              (99,521)      (204,568)      (752,689)      (253,658)
                                 -----------    -----------    -----------    -----------
Other Income (Expense)
  Miscellaneous Income                  --             --             --            8,745
  Finance Fees                       (40,000)      (293,250)          --
  Interest Income (Expense)          (25,860)       (24,353)      (195,250)       (45,524)
  Permanent Impairment of
     Marketable Securities              --             --             --          (14,331)
  Gain on Forgiveness of Debt           --             --             --          947,637
  Write-down of Investment              --       (1,190,583)          --       (1,190,583)
  Total Other Income (Expense)       (65,860)    (1,214,936)      (488,500)      (294,056)
                                 -----------    -----------    -----------    -----------
Net Income (Loss)                $  (165,381)   $(1,419,504)   $(1,241,189)   $  (547,714)
                                 ===========    ===========    ===========    ===========
Basic Earnings Per Shares        $     (0.01)   $     (0.25)   $     (0.08)   $     (0.27)
                                 ===========    ===========    ===========    ===========
Diluted Earnings Per Share       $     (0.01)   $     (0.06)   $     (0.08)   $     (0.07)
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
                               ===========  ===========  ===========  ===========   =========   ==========   ========   ===========


                 See accompanying notes to financial statements.
                                      F-7



                        MEDIAWORX, INC.
            CONSOLIDATED STATEMENT OF STOCKHOLDERS' EQUITY (DEFICIT)
                                   (UNAUDITED)
                                   (Continued)
                                                                                                            Accumulated   Retained
                                    Preferred Stock                    Common Stock                Paid in      Comp.     Earnings/
                                 Shares        Par Value      Shares   To be Issued  Par Value     Capital    Income      (Deficit)

Shares Issued for Cash
    July 1, 2004                       --    $      --         18,733         --    $        94  $     6,218  $    --   $      --

Shares Issued in Connection with
Investment Contract
    July 1, 2004                       --           --        850,000        4,250    2,333,250         --                     --

Shares Issued For Cash
    July 16, 2004                      --           --        750,000        3,750      146,250         --                     --

Shares Issued in Connection With
Investment Contract
    September 10, 2004            3,054,295       15,271    5,024,296

Net Loss                               --           --           --           --           --           --         --    (1,241,189)
                                -----------  -----------  -----------  -----------  -----------  -----------  --------- -----------

Balance at September 30, 2004
(Unaudited)                            --    $      --     30,098,404  $     1,250  $   150,492  $ 9,044,564  $    --   $(3,198,664)
                                ===========  ===========  ===========  ===========  ===========  ===========  ========= ===========





                 See accompanying notes to financial statements



                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)


                                                             For the Nine Months Ended
                                                                  September 30,
                                                                2004            2003
                                                             -----------    -----------

CASH FLOWS FROM OPERATING ACTIVITIES
Net Income (Loss)                                            $(1,241,189)   $   547,714

  Adjustments to Reconcile Net Income to Net Cash Provided
  by Operating Activities:
       Depreciation                                                9,909            324
       Gain on Forgiveness of Debt                                  --         (947,637)
       Grant of Stock Based Compensation                            --           36,000
        Stock Issued for Payment of Expenses                      10,001           --
        Stock Issued for Investment                            7,377,087
        Permanent Impairment of Marketable Securities               --           14,331
        Write-Down of Investment                                    --        1,190,583

   Change in Operating Assets and Liabilities:
      (Increase) Decrease in Accounts Receivable                (389,194)       (37,126)
      (Increase) Decrease in Inventory (6,058)
      (Increase) Decrease in Prepaid Expenses                     (9,861)        (3,778)
      (Increase) Decrease in Related Party Receivable             (3,214)       (40,776)
      (Increase) Decrease in Other Receivables                (7,377,087)          --
      Increase (Decrease) in Accounts Payable                    238,201         19,653
      Increase (Decrease) in Factoring Line Payable              204,825           --
      Increase (Decrease) in Accrued Payroll & Taxes              36,771         51,938
      Increase (Decrease) in Bank Overdraft                       12,638           --
      Increase (Decrease) in Accrued Interest                     10,106         28,118
                                                             -----------    -----------
    Net Cash Used in Operating Activities                     (1,127,065)      (236,084)
                                                             -----------    -----------
CASH FLOWS FROM INVESTING ACTIVITIES
     Short Term Loan to Related Party                               --            5,331
     Purchase of Marketable Securities                              --           (5,331)
     Purchase of Property and Equipment                          (13,053)          --
     Purchase of Software                                        (13,923)       (10,048)
                                                             -----------    -----------
    Net Cash Used in Investing Activities                        (26,976)       (10,048)
                                                             -----------    -----------




                                 MEDIAWORX, INC.
                      CONSOLIDATED STATEMENT OF CASH FLOWS
                                   (UNAUDITED)
                                   (Continued)


                                                          For the Nine Months Ended
                                                                September 30,
                                                               2004           2003

CASH FLOWS FROM FINANCING ACTIVITIES
    Issuance of Convertible Debenture                       $   245,854           --
    Warrants Issued in Connection with Debt Restructuring       126,000           --
    Restructuring of Debt                                        51,490           --
    Proceeds from Related Party                                 100,000           --
    Proceeds from Sale of Common Stock                          528,890        403,011
                                                            -----------    -----------

         Net Cash Used in Financing Activities                1,052,234        403,011
                                                            -----------    -----------
Net (Decrease) Increase in Cash and Cash Equivalents           (101,807)       156,879
Cash and Cash Equivalents at Beginning of Period                101,807         10,759
                                                            -----------    -----------
Cash and Cash Equivalents at End of Period                  $         0    $   167,638
                                                            ===========    ===========
SUPPLEMENTAL DISCLOSURE OF CASH FLOW INFORMATION:
Cash paid during the year for:
  Interest                                                  $      --      $      --
  Franchise and income taxes                                $       110    $      --



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

Interim Reporting
-----------------

The unaudited financial statements as of September 30, 2004 and for the three and nine month period then ended, in the opinion of management, all adjustments (which include only normal recurring adjustments) necessary to fairly state the financial position and results of operations for the three and nine months.
Operating results for interim periods are not necessarily indicative of the results which can be expected for full years.

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

Revenue Recognition
-------------------

The Company's revenues are derived from customized printing and cross media services. Revenue is recognized when earned as the services are provided or the product is delivered in accordance with the underlying purchase order. The Company recognizes gross revenues under the provision of Emerging Issues Task Force (EITF) Issue No. 99-19 "Recording Revenue Gross as Principal vs. Net as an Agent". The Company acts as the principal, takes title to the products and has the risk and rewards of ownership. When the Company generates revenue while acting as an agent or broker, it records the revenue on a net basis.


                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Sale of Receivables
-------------------

Effective May 21, 2004, the Company sells the majority of receivables to a third party for collection. As of September 30, 2004, the Company sold receivables with a carrying value of $416,800, in which the Company paid $7,596 in fees for the three months ended September 30, 2004.

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

Reclassifications
-----------------

Certain reclassifications have been made in the 2003 financial statements to conform with the September 30, 2004 presentation.

Net Income (Loss) Per Common Share
----------------------------------

Basic earnings per share are computed by dividing earnings available to common stockholders by the weighted average number of common shares outstanding during the period. Diluted earnings per share reflect per share amounts that would have resulted if dilutive potential common stock had been converted to common stock.
The following reconciles amounts reported in the financial statements:

                                                   For the Three Months Ended September 30,2004
                                                       Income            Shares       Per-Share
                                                      (Numerator)     (Denominator)    Amount


Loss Available to Common Stockholders                  $ (165,381)     27,568,209     $  (0.01)
Effect of Dilutive Securities:
Warrants                                                     --           200,000
                                                       ----------      ----------
Loss  Available  to  Common  Stockholders  - Diluted
Earnings Per Share                                     $ (165,381)     27,768,209     $  (0.01)
                                                       ==========      ==========     ========




                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)



NOTE 1 - ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES (Continued)
--------------------------------------------------------------------------------

Net Income (Loss) Per Common Share (Continued)

                                                                     For the Three Months Ended September 30,2003
                                                                Income                   Shares                 Per-Share
                                                             (Numerator)             (Denominator)              Amount


Income Available to Common Stockholders                          $(1,419,504)                 5,695,568              $ (0.25)
Effect of Dilutive Securities:
Warrants                                                                    -                   100,000
Convertible Preferred Stock                                                                  17,500,000
                                                         ---------------------   -----------------------
Income Available to Common Stockholders
- Diluted Earnings Per Share                                      $(1,419,504)                23,295,568               $(0.06)
                                                         =====================   =======================    ==================


                                                                     For the Nine Months Ended September 30,2004
                                                                Income                   Shares                 Per-Share
                                                             (Numerator)             (Denominator)              Amount

Loss Available to Common Stockholders                            $(1,241,189)                15,597,290              $ (0.08)
Effect of Dilutive Securities:
Warrants                                                                    -                   111,800
                                                         ---------------------   -----------------------    ------------------
Loss Available to Common Stockholders
- Diluted Earnings Per Share                                     $ (1,241,189)                15,709,090              $ (0.08)
                                                         =====================   =======================    ==================


                                                                     For the Nine Months Ended September 30, 2003
                                                                Income                   Shares                 Per-Share
                                                             (Numerator)             (Denominator)              Amount

Income Available to Common Stockholders                            $(547,714)                 2,044,837              $ (0.27)
Effect of Dilutive Securities:
Warrants                                                                    -                    35,531
Convertible Preferred Stock                                                                   5,833,333
                                                         ---------------------   ----------------------
Income Available to Common Stockholders
- Diluted Earnings Per Share                                       $(547,714)                 7,913,701               $(0.07)
                                                         =====================   =======================    ==================


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

On June 10, 2004, the 3,500,000 preferred shares were converted into 17,500,000 common shares. Thus as of September 30, 2004, there are no preferred shares outstanding.

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

During the second quarter ended June 30, 2004, the Company issued 186,874 shares of common stock to various people in connection with a Regulation S offering. The shares were issued from $.33 per share to $.40 per share.

On June 10, 2004, 3,500,000 preferred shares were converted into 17,500,000 common shares. On June 30, 2004, the Company issued 4,762 common shares for finance fees of $10,000.

During the third quarter ended September 30, 2004, the Company issued 768,733 shares of common stock to various people in connection with a Regulation S offering. The shares were issued between $.20 and $.37 per share.

On July 1, 2004 the Company issued 850,000 shares in connection with an investment contract. The shares were valued at $2.75.

On September 10, 2004, the Company issued 3,054,295 common shares in connection with a financing agreement for $1.65 per share.

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE
----------------------

A note payable to SDA List Brokers, Inc. (SDA), in the amount of $940,939, accrued interest at 9%, and was due in monthly payments of $6,200 beginning March 1, 2000. On June 25, 2003, as part of the negotiations for the purchase and triangular merger described in Note 1 and Note 8 with Advanced Gaming Technology, the Company received a release and cancellation of this note and the accrued interest totaling $1,046,504 in return for issuing a promissory note to SDA in the amount of $25,000, with 2% interest per annum, and a warrant to purchase up to 100,000 shares of common stock of the Company. If the warrant is not exercised by the expiration date of June 25, 2004 then the Company shall pay SDA $75,000. As a result of this transaction, debt forgiveness income in the amount of $946,504 was recognized during the year ended December 31, 2003. As of September 30, 2004, the warrants were not exercised, thus the Company now owes a total of $100,000 on the note, which is in default.

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



                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 5 - NOTES PAYABLE (Continued)
----------------------------------

Unsecured Convertible Debenture (Continued)
-------------------------------------------

preceding trading days. At maturity, the Company has the option to pay the principal balance and accrued interest in cash or convert the debenture into common shares at a price equal to 100% of the lowest closing bid price for the three prior trading days. The debentures have a beneficial conversion feature that resulted in a debt discount of $5,854. Because the debentures were convertible at the date of issuance the entire debt discount was charged to interest expense immediately.


As of September 30, 2004 and December 31, 2003 the following amounts are due:

                                                                  September 30,     December 31,
                                                                      2004             2003

Current Note Payable - Related Party
Note Payable, Interest at 2%, payable to shareholders of Company,
due upon request                                                    $ 375,000        $ 275,000
                                                                    =========        =========


Long Term Note Payable
Convertible Debenture                                               $ 240,000        $    --

Note Payable, Interest at 12%, Due in 16 Quarterly payments of
$46,052.40, beginning August 30, 2004                                 595,823          544,333
                                                                    ---------        ---------
                                                                      835,823          544,333

Less: Current Portion                                                (148,956)            --
                                                                    ---------        ---------
          Total Long-Term Notes Payable                             $ 686,867        $ 544,333

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

                                 MEDIAWORX, INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
                                   (UNAUDITED)


NOTE 6 - COMMITMENTS AND CONTINGENCIES (Continued)
--------------------------------------------------

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

                                                                      2003
            Assets:
                Investment in SSCI                                 $ 1,191,333
                                                                ================

            Liabilities:
                Accrued expenses                                    $   46,333
                Long Term Debt                                         775,000
                                                                ----------------
                        Total Liabilities                              821,333
                                                                ----------------

            Equity:
                 Preferred Stock                                    $  350,000
                 Common Stock                                           20,000
                                                                ---------------
                        Total Equity                                   370,000
                                                                ===============

                         Total Liabilities and Equity              $ 1,191,333
                                                                ===============

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

The following discussion should be read in conjunction with the Financial Statements and notes thereto:

OVERVIEW

MediaWorx, Inc. is a media production and management agency. The Company manages the production of all of a Customer's marketing and communication materials, including printing, packaging, signage, direct mail, fulfillment, promotional specialties, audio/video, digital asset management, multi-media and Web publications. The Company provides consultative input to insure that concepts are turned into practical solutions. As a single source solution partner, we simplify the process for our Customers and seek "best fit" solutions. MediaWorx is targeting commercial and other organizations with annual media expenditures of $50,000 or more.

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

o Expand into other media. The processes from design through fulfillment are similar for electronic media. It is a relatively simple extension for MediaWorx to offer other media products and services. Such services include the production of videos, CDs, interactive CDs, web enabled publications, e-newsletters, and websites with such capabilities as electronic shopping carts, inventory control and other e-commerce capabilities. Furthermore, because we are maintaining Customers' content across various media, we can provide a central repository or digital asset library, thus providing significant benefits to Customers in the management and control of their intangible assets such as trademarks, logos, and service marks.


RESULTS OF OPERATIONS

THREE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO THREE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES AND COST OF REVENUES

The Company had sales of $666,711 in the third quarter compared to sales of $69,415 for the same period in 2003.

Fifty percent of the third quarter sales were generated by the four Company's sales representatives from 29 customers. Twelve of these customers were new to the Company. Of these new customers, we estimate that 60% fall within our target customer segment, purchasing over $50,000 of printing and cross media products.

Fifty percent of revenue was accounted for on a net basis. This was income generated by Sullivan Print Management, acting as an independent sales agent for the Company. Sullivan Print Management's largest customer is America Online.

Cost of sales in the third quarter of 2004 was $251,290, or 38% of sales. This compared to cost of sales of $52,276 or 75% for the same period of 2003. The improvement is due to the fact that the revenue from Sullivan Print Management was recorded on a net basis.

OPERATING EXPENSES

Operating expenses for the three months ended September 30, 2004 were $514,942 compared to $221,707 for the same period in 2003.

Third quarter 2004 operating expenses included $289,189 for sales and marketing expense, $21,751 for printing services (pre-press department), and $204,002 for general and administrative costs. Expenses associated with the Sullivan Print Management contract resulted in increased sales and marketing expense over the previous quarters. General and administrative expenses included a one-time charge of $11,544 for legal expenses associated with the negotiation of the Sullivan Print Management contract.

OTHER EXPENSES

Other expenses totaled $650,860 in the third quarter. This included $40,000 in financing fees, associated with financing of the Sullivan Print Management contract.

In the same period of 2003, other expenses were $1,214,936, including $1,190,583 write-down of investment associated with the Merger transaction.

NINE MONTHS ENDED SEPTEMBER 30, 2004 COMPARED TO NINE MONTHS ENDED SEPTEMBER 30, 2003

REVENUES AND COST OF REVENUES

Revenues for the nine months ending September 30, 2004 were $990,938 compared to $69,415 of revenues in 2003.

Through the first six months of 2004, we provided our services to 72 customers. The majority of customers are repeat customers, placing multiple orders through-out the year, depending on their needs. These customers are 56% commercial, 28% agencies, and 16% associations / government / educational institutions. Approximately 70% of these customers are in our target category, spending over $50,000 in printing and cross media products.

Cost of Revenues for the nine months ending September 30, 2004 was $502,705 or 51% of sales. Cost of revenues for the same period in 2003 was $52,276 or 75% of sales. The 24% point improvement in cost of sales is largely attributable to revenues being accounted for on a net basis for Sullivan Print Management.

OPERATING EXPENSES

Operating expenses for the nine months ended September 30, 2004 were $1,240,922 compared to $270,797 for the same period in 2003.

In 2004, operating expenses included $591,190 for sales and marketing expense, $66,589 for printing services (pre-press department), and $583,143 for general and administrative costs. Sales and marketing expenses included one-time charges totaling $95,000 associated with acquiring sales representatives and independent sales agents. General and administrative expenses included one-time charges totaling $11,544 also associated with acquiring independent sales agents.

OTHER EXPENSES

In the nine months ending September 30, 2004, other expenses totaled $488,500. Financing fees were $293,250, including $240,000 expense for a convertible debenture associated with the Cornell Capital Equity Line of Credit (see Liquidity and Capital Resources). Interest expense was $195,250, including a one time charge of $126,000, associated with the restructure of the Private Investors' Equity Debt (see Liquidity and Capital Resources).

In nine months ending September 30, 2003, other expense totaled $294,056. This included other income of $947,637 from the settlement of the note payable with SDA List Brokers, Inc. previously described. This was more than offset by the write-down of investment of $1,190,583 associated with the merger transaction described in Note 8 of the Financial Statements.


LIQUIDITY AND CAPITAL RESOURCES

The Company will require additional capital to continue operations. There is no assurance that capital will be available. In order to continue to facilitate the Company's capital requirements, the Company borrowed $100,000 from current shareholders.

The Company engaged an offshore licensed brokerage firm to raise on a best efforts basis from $1.5 million to $3.0 million, depending on market price, for 11,000,000 of the Company's common stock. In the first nine months ending September 30, 2004, the Company completed a placement of 1,870,088 shares of common stock with investors located outside of the United States in exchange for $525,320. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

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

In May 2004, the Company entered into an agreement with Mercantile Capital, LP for a $500,000 line of credit secured by the Company's receivables. Under the terms of the agreement, Mercantile advances the Company eighty percent of a Customer invoice. The remaining 20% is held in reserve until the receivable is collected. As of September 30, 2004, accounts receivable (including factoring receivables) were 424,707, an increase of $389,194 since December 31, 2003. The factoring line payable was $204,825.

In July 2004, the Company placed 850,000 newly issued common shares into a guaranteed investment for a five year term. The Company expects to receive income from its investment in the 4th quarter of 2004, and annually thereafter. The stock is guaranteed to be returned at the end of the investment period.

In September 2004, the Company signed an agreement with a private investment company for the purchase by the investment company of $5.2 million of MediaWorx's common shares in exchange for shares of the investment company. The investment company is a newly formed London-based company that has applied for its shares to be admitted to trading on the London stock exchange as an investment trust. The investment company has been established specifically to invest in US micro cap companies with long term growth potential. The investment company expects its shares to be trading on the London Stock Exchange in the 4th quarter of 2004. The Company issued 3,054,295 common shares in connection with this agreement.


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

ITEM 2.  CHANGES IN SECURITIES

During the third quarter, the Company completed a placement of 768,733 shares of common stock with investors located outside of the United States in exchange for $156,312. For the first nine months ending September 30, 2004, the Company completed a placement of 1,870,088 shares in exchange for $525,320. The shares were offered pursuant to an exemption from registration afforded by Regulation S to the Securities Act of 1933. Shares sold pursuant to Regulation S are deemed restricted and may not be sold to any U.S. Person (as that term is defined in the Regulation) for a period of one (1) year from date of sale. Thereafter, the shares will be subject to the restrictions of Rule 144.

On July 1, 2004 the Company issued 850,000 shares in connection with an investment contract.

On September 10, 2004, the Company issued 3,054,295 common shares in connection with a financing agreement.


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

                                 MEDIAWORX, INC.
                                  (Registrant)

DATE:                                By: /s/ LINDA A. BROENNIMAN
                                         ---------------------------------------
November  18, 2004                   Linda A. Broenniman
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

Date: November  19, 2004

/s/    Linda Broenniman
-------------------------------------------
Linda Broenniman
Chief Executive Officer and Director
(Principal Executive and Financial Officer)

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


/s/  Linda Broenniman
-------------------------------------------
Linda Broenniman
Chief Executive Officer and Director
(Principal Executive and Financial Officer)


November 19, 2004


A signed original of this written statement required by Section 906, or other document authenticating, acknowledging, or otherwise adopting the signature that appears in typed form within the electronic version of this written statement has been provided to the Company and will be retained by the Company and furnished to the Securities and Exchange Commission or its staff upon request.